Form 10QSB
period 2006-09-30
Coronado Corp.
filed 2006-11-15
CIK 1365022

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

Quarterly Report under Section 13 or 15(d) of

The Securities Act of 1934

For the quarterly period ended September 30, 2006

Commission File Number 333-135037

CORONADO CORP.

(Name of small business issuer in its charter)

Nevada                                                 98-0485668

(State of                                                 (IRS Employer

Incorporation)                                                 ID Number)

Tibas del Correo, 50 metros Norte y 25 metros al Este,

San Jose, Republica de Costa Rica

1-702-987-1847

(Address and telephone number of principal executive offices)

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes No __X_

There were 3,075,000 shares of Common Stock issued and outstanding as of September 30, 2006.

Transitional Small Business Disclosure Format. Yes ____ No __X__

                                                                                                                                    Coronado Corp.                                                                         Statement 1

(A Development Stage Company)

Interim Balance Sheets

The accompanying notes are an integral part of these financial statements.

                                                                                                                                      Coronado Corp.                                                                         Statement 2

(A Development Stage Company)

Interim Statements of Operations

Unaudited

The accompanying notes are an integral part of these financial statements.

                                                                                                                                     Coronado Corp.                                                                                              Statement 3

(A Development Stage Company)

Interim Statements of Stockholders' Equity (Deficiency)

The accompanying notes are an integral part of these financial statements.

                                                                                                                                      Coronado Corp.                                                                             Statement 4

(A Development Stage Company)

Interim Statements of Cash Flows

Unaudited

The accompanying notes are an integral part of these financial statements.

Coronado Corp. (A Development Stage Company)
Notes to Interim Financial Statements
September 30, 2006
Unaudited

1. Organization

Coronado Corp. (the "Company") is a Nevada corporation incorporated on January 9, 2006. It is based in San Jose, Costa Rica.

The Company is a development stage company that intends to open and operate a dental clinic in Costa Rica. To date, the Company's activities have been limited to its formation and the raising of equity capital. At present, management is devoting most of its activities to raising money from an SB-2 Registration Statement, declared effective on July 31, 2006.

Going Concern and Liquidity Considerations

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As at September 30, 2006, the Company has a loss from operations of $9,415, an accumulated deficit of $13,369, and working capital equity of $36,085 and has earned no revenues since inception. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending March 31, 2007.

The ability of the Company to emerge from the development stage is dependent upon, among other things, obtaining additional financing to continue operations, and development of its business plan.

In response to these problems, management has planned the following actions:

  The Company has filed an SB-2 Registration Statement with the United States Securities and Exchange Commission to offer up to 4,062,500 common shares at $0.04 per share for gross proceeds of up to $162,500. The Company intends to sell a minimum of 1,625,000 shares for gross proceeds of $65,000, and if it does not, the Company will return the money to the shareholders.

  Management intends to raise additional funds through public or private placement offerings.

  These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

  2. Significant Accounting Policies

  a) Basis of Presentation

  The accounting and reporting policies of the Company conform to U.S. generally accepted accounting principles applicable to development stage enterprises.

  b) Fiscal Periods

  The Company's fiscal year end is March 31.

Coronado Corp. (A Development Stage Company)
Notes to Interim Financial Statements
September 30, 2006
Unaudited

  2. Significant Accounting Policies - Continued

  c) Use of Estimates

  The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  d) Cash and Cash Equivalents

  Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value.

  e) Fair Value of Financial Instruments and Derivative Financial Instruments

  The Company has adopted Statement of Financial Accounting Standards ("SFAS") Number 119, "Disclosure About Derivative Financial Instruments and Fair Value of Financial Instruments." The carrying amount of accrued liabilities approximates its fair value because of the short maturity of this item. Certain fair value estimates may be subject to and involve, uncertainties and matters of significant judgment, and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect these estimates. The Company does not hold or issue financial instruments for trading purposes, nor does it utilize derivative instruments in the management of its foreign exchange, commodity price or interest rate market risks.

  f) Segmented Reporting

  SFAS Number 131, "Disclosure About Segments of an Enterprise and Related Information", changed the way public companies report information about segments of their business in their quarterly reports issued to shareholders. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues and its major customers. The Company presently operates only in Costa Rica.

Coronado Corp. (A Development Stage Company)
Notes to Interim Financial Statements
September 30, 2006
Unaudited

  2. Significant Accounting Policies - Continued

  g) Federal Income Taxes

  Deferred income taxes are reported for timing differences between items of income or expense reported in the financial statements and those reported for income tax purposes in accordance with SFAS Number 109, "Accounting for Income Taxes", which requires the use of the asset/liability method of accounting for income taxes. Deferred income taxes and tax benefits are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax loss and credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company provides for deferred taxes for the estimated future tax effects attributable to temporary differences and carryforwards when realization is more likely than not.

  h) Earnings (Loss) per Share

  The Company has adopted Financial Accounting Standards Board ("FASB") Statement Number 128, "Earnings per Share," ("EPS") which requires presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. In the accompanying financial statements, basic earnings (loss) per share is computed by dividing net income/loss by the weighted average number of shares of common stock outstanding during the period.

  i) Foreign Currency Transactions

  The Company's functional currency is the Costa Rican Colone. The Company's reporting currency is the U.S. Dollar. All transactions initiated in Colones are translated to U.S. Dollars in accordance with SFAS No. 52 "Foreign Currency Translation" as follows:

  (i) Monetary assets and liabilities at the rate of exchange in effect at the balance sheet date;

  (ii) All other assets and liabilities at historical rates; and

  (iii) Revenue and expense items at the average rate of exchange prevailing during the period.

  Adjustments arising from such translations are deferred until realization and are included as a separate component of stockholders' equity as a component of comprehensive income or loss. Therefore, translation adjustments are not included in determining net income (loss) but reported as other comprehensive income.

  For foreign currency transactions, the Company translates these amounts to the Company's functional currency at the exchange rate effective on the invoice date. If the exchange rate changes between the time of purchase and the time actual payment is made, a foreign exchange transaction gain or loss results which is included in determining net income for the period.

  No significant realized exchange gains or losses were recorded in the period ended September 30, 2006.

Coronado Corp. (A Development Stage Company)
Notes to Interim Financial Statements
September 30, 2006
Unaudited

  2. Significant Accounting Policies -Continued

  j) Derivative Financial Instruments

  The Company was not a party to any derivative financial instruments during the reported fiscal period.

  k) Stock-Based Compensation

  The Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 123(R), "Share-Based Payment", which establishes accounting for equity instruments exchanged for employee services. Under the provisions of SFAS 123(R), stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employees' requisite service period (generally the vesting period of the equity grant). The Company accounts for share-based payments to non-employees, in accordance with SFAS 123 (as originally issued) and Emerging Issues Task Force Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services".

  l) Comprehensive Income (Loss)

  SFAS No. 130, "Reporting Comprehensive Income", establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. For the period ended September 30, 2006, the Company had no items of other comprehensive income. Therefore, net loss equals comprehensive loss for the period ended September 30, 2006.

  Revenue Recognition

  The Company recognizes revenue from the sale of products and services in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104 ("SAB 104"), "Revenue Recognition in Financial Statements." Revenue will consist of dental services income and will be recognized only when all of the following criteria have been met:

  (i) Persuasive evidence for an agreement exists;

  (ii) Delivery has occurred;

  (iii) The fee is fixed or determinable; and

  (iv) Revenue is reasonably assured.

Coronado Corp. (A Development Stage Company)
Notes to Interim Financial Statements
September 30, 2006
Unaudited

  3. Capital Stock

  a) Authorized Stock

  The Company has authorized 100,000,000 common shares with $0.001 par value. Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholder of the corporation is sought.

  b) Share Issuances

  Since the inception of the Company (January 9, 2006) to September 30, 2006, the Company has issued 3,075,000 common shares, in exchange for incorporation costs of $454 and cash of $30,000, being $3,075 for par value shares and $27,379 for additional paid in capital. 1,500,000 shares were sold to an officer and director, and 1,575,000 shares were sold to the spouse of an officer and director of the Company.

  4. Income Taxes

  The company has incurred operating losses of $13,369, which, if unutilized, will expire in 2026. Future tax benefits, which may arise as a result of these losses, have not been recognized in these financial statements, and have been off set by a valuation allowance.

  Details of future income tax assets are as follows:

Future income tax assets:	2006
Net operating loss (from inception to September 30, 2006)	$13,369
Statutory tax rate (combined federal and state)	34%
Non-capital tax loss	4,545
Valuation allowance	(4,545)
$-

  The potential future tax benefits of these losses have not been recognized in these financial statements due to uncertainty of their realization. When the future utilization of some portion of the carryforwards is determined not to be "more likely than not," a valuation allowance is provided to reduce the recorded tax benefits from such assets.

Coronado Corp. (A Development Stage Company)
Notes to Interim Financial Statements
September 30, 2006
Unaudited

  5. New Accounting Pronouncements

  Recent accounting pronouncements that are listed below did and/or are not currently expected to have a material effect on the Company's financial statements.

  FASB Statements:

  FAS 155, Accounting for Certain Hybrid Financial Instruments.

  FAS 156, Accounting for Servicing of Financial Assets.

  FAS 157, Fair Value Measurements.

  FAS 158, Employer's Accounting for Defined Benefit Pension and Other Postretirement Plans.

  6. Subsequent Event

  Subsequent to the period end, until October 31, 2006, the Company has received subscriptions for 1,400,000 shares from independent investors at $0.04 per share for total amounts of $56,000. Of these, $19,000 was received and held in trust prior to September 30, 2006. Since these funds are to be returned to the subscribers if the minimum of 1,625,000 shares are not sold (for proceeds of $65,000), the $19,000 is therefore classified as a liability (share subscriptions received in advance) in the Company's records.

  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

  Results of Operations

  Our cash in the bank at September 30, 2006 was $35,937 ($19,000 of which is held in trust). In order to satisfy our cash requirements we are required to complete our offering of up to 4,062,500 shares registered pursuant to our SB-2 Registration Statement which became effective on July 31, 2006. As of October 31, 2006, the Company has received subscriptions for 1,400,000 shares from independent investors at $0.04 per share for total amounts of $56,000. Of these, $19,000 was received and held in trust prior to September 30, 2006. Since these funds are to be returned to the subscribers if the minimum of 1,625,000 shares are not sold (for proceeds of $65,000), the $19,000 is therefore classified as a liability (share subscriptions received n advance) in the Company's records.

  We are required to raise a minimum of $65,000 (1,625,000 shares at $0.04) prior to January 26, 2007, or the funds raised from the offering must be promptly returned to the investors without interest or deduction.

  For the period from inception (January 9, 2006) to September 30, 2006, we had no revenues and incurred net operating losses of $13,369, consisting of general and administrative expenses primarily incurred in connection with the preparation and filing of our SB-2 Registration Statement.

  Net cash provided by financing activities since inception (January 9, 2006) through September 30, 2006 was $30,454, raised from the private sale of stock to our officers and directors.

  Our auditors have expressed the opinion that in our current state, there is substantial doubt about our ability to continue as a going concern. Refer to Note 1 in our financial statements.

  Plan of Operation

  Following is an outline of our plan of operation that we will implement after receiving funding:

  We will start operations by leasing space for our clinic provided we have raised the required minimum of $65,000 or the sale of 40% of our offering before we will consider the financing sufficient to lease office space for our clinic and purchase the required equipment.

  However, we are seeking to raise $162,500 or 100% of the offering, because with this amount we could purchase special equipment that would enable us to better diagnose patients than most other dental clinics in Costa Rica, as well as equipment that would enable us to provide our patients with "painless" root canal and filling treatments, a service that only one other dental clinic in Costa Rica (and one hospital) currently provides.

  Below is a chart that demonstrates how we intend to use the proceeds in the event we do not raise the entire $162,500 that we seek from the offering. As can be discerned from the chart, the services that our clinic will provide depends upon the amount of equipment we are able to purchase, which is dependent on the amount of capital that we are able to raise.

  If we raise only $65,000 or 40% of the offering, we estimate that this would provide enough capital to purchase the very basic equipment required in order to open a dental clinic in Costa Rica.

  If we raise only $97,500 or 60% of the offering, we estimate that we would have enough funds to open a clinic that would enable us to provide general dental services to the public with the addition of having equipment that would give us a greater diagnostic ability than most other clinics in Costa Rica, enabling us to diagnose early-stage patient problems that may not be detectable with a standard x-ray machine, therefore enabling us to generate more revenues.

  If we raise only $130,000 or 80% of the offering, we estimate that we would have enough funds to open a dental clinic with advanced diagnostic ability, as well as to hire an additional hygienist who's full time job is to devote his or her time specifically to teeth cleaning, whitening, and oral-care education, and therefore generate more revenues than we would be able to do if we only raise $97,500 or 60% of this offering.

  The following chart demonstrates how we intend to allocate capital if we raise 40%, 60%, 80% or 100% of the funds we seek from this offering:

Expenditure Item	40%	60%	80%	100%
Office Space/Lease	4,000	4,000	6,000	6,000
Furniture	3,000	4,000	6,000	6,000
Medical Supplies	3,000	3,500	5,000	6,000
Insurance	1,500	1,500	1,500	1,500
Salaries	1,500	1,500	3,000	3,000
Professional Fees	10,000	10,000	10,000	10,000
Promotion and Advertising	1,000	1,500	6,500	7,000
Office & Miscellaneous Exp	1,000	1,500	2,000	3,000
Equipment	40,000	70,000	90,000	120,000

Total	$65,000	$97,500	$130,000	$162,500

  During the first year of operations Coronado Corp. will concentrate on finding the required investment capital, apply to get its common stock listed on a national exchange, locate an office space to rent or lease, furnish our dental clinic with the necessary equipment, and market our services to the public.

  It is our intention to raise the entire $162,500 as permitted under our SB-2 Registration Statement. We have prepared the above chart based on the assumption that the ideal amount required in order to develop the business over the course of the next 12 months is $130,000 or 80% of this offering. The chart also demonstrates the how we intend to use the proceeds should we raise only $97,500 (60%) or $65,000 (40%) of this offering. We will require at least $65,000 or 40% of the offering before we feel confident in allocating money towards the lease of an office space and the purchase of equipment.

  It is estimated that it will take three months from the close of the offering in order to find and lease an office space, purchase the equipment for our dental clinic, and open it to the public. Coronado Corp. estimates that it will be able to generate revenues from patient sales within the last three months of the first year.

  Upon raising the minimum amount of $65,000, we will begin to negotiate the lease of an office with which we will place our clinic. After having leased a suitable office space, we will purchase the equipment and hire a Dental Assistant.

  Once we have leased office space and hired a Dental Assistant, we will promote our services to the public by way of newspaper advertising, word of mouth, placement of brochures in hotel lobbies, and a large billboard sign that will be erected in front of the clinic. We feel that our advertising efforts, combined with the location of the clinic, will be an important part to the success of our business development, acting as an effective way to introduce Coronado Corp and it's product to the public. Our advertising will promote high quality dental work at a reasonable price. Special emphasis will be placed on cosmetic "Movie Star Teeth" procedures such as teeth cleaning, whitening, porcelain crowns, and veneers. Coronado Corp. will not begin to look for an office space to lease, purchase any equipment, or hire a Dental Assistant for the clinic until after the close of this offering.

  If we are unable to raise the minimum $65,000 that we seek from the offering the total amount of funds raised from the offering will be returned to the investors and we will endeavor to proceed with our plan of operations by self-financing through contributions from the officers and directors.

  While the officers and directors have generally indicated a willingness to provide services and financial contributions if necessary, there are presently no agreements, arrangements, commitments, or specific understandings, either verbally or in writing, between the officers and directors and Coronado Corp. During the first year of operations, our officers and directors will also provide their labor at no charge.

  The difference between having the ability to sustain our cash flow requirements over the next twelve months and the need for additional outside funding will depend on how fast we can generate sales revenue.

  Off-Balance Sheet Arrangements

  Coronado Corp has no off-balance sheet arrangements.

  Critical Accounting Policies

  a) Basis of Presentation

  The accounting and reporting policies of the Company conform to U.S. generally accepted accounting principles applicable to development stage enterprises.

  b) Fiscal Periods

  The Company's fiscal year end is March 31.

  c) Use of Estimates

  The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  d) Cash and Cash Equivalents

  Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value.

  e) Fair Value of Financial Instruments and Derivative Financial Instruments

  The Company has adopted Statement of Financial Accounting Standards ("SFAS") Number 119, "Disclosure About Derivative Financial Instruments and Fair Value of Financial Instruments." The carrying amount of accrued liabilities approximates its fair value because of the short maturity of this item. Certain fair value estimates may be subject to and involve, uncertainties and matters of significant judgment, and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect these estimates. The Company does not hold or issue financial instruments for trading purposes, nor does it utilize derivative instruments in the management of its foreign exchange, commodity price or interest rate market risks.

  f) Segmented Reporting

  SFAS Number 131, "Disclosure About Segments of an Enterprise and Related Information", changed the way public companies report information about segments of their business in their quarterly reports issued to shareholders. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues and its major customers. The Company presently operates only in Costa Rica.

  g) Federal Income Taxes

  Deferred income taxes are reported for timing differences between items of income or expense reported in the financial statements and those reported for income tax purposes in accordance with SFAS Number 109, "Accounting for Income Taxes", which requires the use of the asset/liability method of accounting for income taxes. Deferred income taxes and tax benefits are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax loss and credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company provides for deferred taxes for the estimated future tax effects attributable to temporary differences and carryforwards when realization is more likely than not.

  h) Earnings (Loss) per Share

  The Company has adopted Financial Accounting Standards Board ("FASB") Statement Number 128, "Earnings per Share," ("EPS") which requires presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. In the accompanying financial statements, basic earnings (loss) per share is computed by dividing net income/loss by the weighted average number of shares of common stock outstanding during the period.

  i) Foreign Currency Transactions

  The Company's functional currency is the Costa Rican Colone. The Company's reporting currency is the U.S. Dollar. All transactions initiated in Colones are translated to U.S. Dollars in accordance with SFAS No. 52 "Foreign Currency Translation" as follows:

  (i) Monetary assets and liabilities at the rate of exchange in effect at the balance sheet date;

  (ii) All other assets and liabilities at historical rates; and

  (iii) Revenue and expense items at the average rate of exchange prevailing during the period.

  Adjustments arising from such translations are deferred until realization and are included as a separate component of stockholders' equity as a component of comprehensive income or loss. Therefore, translation adjustments are not included in determining net income (loss) but reported as other comprehensive income.

  For foreign currency transactions, the Company translates these amounts to the Company's functional currency at the exchange rate effective on the invoice date. If the exchange rate changes between the time of purchase and the time actual payment is made, a foreign exchange transaction gain or loss results which is included in determining net income for the period.

  No significant realized exchange gains or losses were recorded in the period ended September 30, 2006.

  j) Derivative Financial Instruments

  The Company was not a party to any derivative financial instruments during the reported fiscal period.

  k) Stock-Based Compensation

  The Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 123(R), "Share-Based Payment", which establishes accounting for equity instruments exchanged for employee services. Under the provisions of SFAS 123(R), stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employees' requisite service period (generally the vesting period of the equity grant). The Company accounts for share-based payments to non-employees, in accordance with SFAS 123 (as originally issued) and Emerging Issues Task Force Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services".

  l) Comprehensive Income (Loss)

  SFAS No. 130, "Reporting Comprehensive Income", establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. For the period ended September 30, 2006, the Company had no items of other comprehensive income. Therefore, net loss equals comprehensive loss for the period ended September 30, 2006.

  Revenue Recognition

  The Company recognizes revenue from the sale of products and services in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104 ("SAB 104"), "Revenue Recognition in Financial Statements." Revenue will consist of dental services income and will be recognized only when all of the following criteria have been met:

  (v) Persuasive evidence for an agreement exists;

  (vi) Delivery has occurred;

  (vii) The fee is fixed or determinable; and

  (viii) Revenue is reasonably assured.

  ITEM 3. CONTROLS AND PROCEDURES

  Evaluation of Disclosure Controls and Procedures

  Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, particularly during the period when this report was being prepared.

  Additionally, there were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date. We have not identified any significant deficiencies or material weaknesses in our internal controls, and therefore there were no corrective actions taken.

  PART II - OTHER INFORMATION

  ITEM 5. OTHER INFORMATION

  Subsequent Event

  In October 2006, Coronado Corp. acquired a Costa Rican company named Bosque Tranquilo S.A. Coronado Corp. owns 100% of the shares of the company and is currently in the process of having the company's name changed to Coronado Holding Corp. S.A. The holding company was acquired for banking purposes as well as holding the assets for the dental clinic. All the receipts and payments for operations in Costa Rica will flow through this corporation.

  ITEM 6. EXHIBITS

  The following exhibits are included with this registration statement filing.

  Those marked with an asterisk and required to be filed hereunder, are incorporated by reference and can be found in their entirety in our original Form SB-2 Registration Statement, filed under SEC File Number 333-135037, at the SEC website at www.sec.gov:

  Exhibit

  Number Description

  3.1 Articles of Incorporation*

  3.2 Bylaws*

  31.1 Sec. 302 Certification of Principal Executive Officer

  31.2 Sec. 302 Certification of Principal Financial Officer

  32.1 Sec. 906 Certification of Principal Executive Officer

  32.2 Sec. 906 Certification of Principal Financial Officer

  SIGNATURES

  In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

  November 14, 2006 Coronado Corp., Registrant

  By: /s/ Alejandro Quesada

  /s/ Alejandro Quesada

  Alejandro Quesada, Director, President.

  Principal Executive Officer.

  November 14, 2006

  By: /s/ Shawn Phillips

  _______________________________

  Shawn Phillips, Director, Secretary, Treasurer.

  Principal Financial Officer