Form 10QSB/A
period 2006-09-30
Coronado Corp.
filed 2006-12-01
CIK 1365022

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

AMENDED FORM 10-QSB

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

Yes X         No     _____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes X                 No ___

There were 3,075,000 shares of Common Stock issued and outstanding as of September 30, 2006.

Transitional Small Business Disclosure Format. Yes ____ No __X__

Registrant hereby amends its quarterly report on Form 10QSB for the period ended September 30, 2006 solely for the purpose of identifying the registrant as a shell company.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 29, 2006                                                                                                                             Coronado Corp., Registrant

                                                                                                                                                            By: /s/ Alejandro Quesada

                                                                                                                                                            ______________________________

                                                                                                                                                            Alejandro Quesada, Director, President.

                                                                                                                                                            Principal Executive Officer.

November 29, 2006                                                                                                                             By: /s/ Shawn Phillips

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