Form 10QSB
period 2006-12-31
Coronado Corp.
filed 2007-02-14
CIK 1365022

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES ACT OF 1934

For the quarterly period ended December 31, 2006

Commission File Number 333-135037

CORONADO CORP.

(Exact Name of Small Business Issuer as Specified in Its Charter)

Nevada                                                                     98-0485668

                                                                                            (State of                                                                   (IRS Employer

                                                                                         Incorporation)                                                               (ID Number)

Tibas del Correo, 50 metros Norte y 25 metros al Este,

San Jose, Republica de Costa Rica

(Address of principal executive offices)

(702) 987-1847

(Issuer's Telephone Number, Including Area Code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        Yes         X                     No ____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                        Yes         X                     No ____

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: There were 5,175,000 shares of Common Stock issued and outstanding as of December 31, 2006.

Transitional Small Business Disclosure Format: Yes No _X_

PART I

FINANCIAL INFORMATION

Item 1.                     Financial Statements.

Coronado Corp.

(A Development Stage Company)

Interim Consolidated Balance Sheet

The accompanying notes are an integral part of these financial statements.

Coronado Corp.

(A Development Stage Company)

Interim Consolidated Statements of Operations

Unaudited

The accompanying notes are an integral part of these financial statements.

Coronado Corp.

(A Development Stage Company)

Interim Consolidated Statements of Stockholders' Equity (Deficit)

The accompanying notes are an integral part of these financial statements.

Coronado Corp.

(A Development Stage Company)

Interim Consolidated Statements of Cash Flows

Unaudited

The accompanying notes are an integral part of these financial statements.

Coronado Corp. (A Development Stage Company)
Notes to Interim Consolidated Financial Statements
December 31, 2006
Unaudited

1. Organization

Coronado Corp. (the "Company") is a Nevada corporation incorporated on January 9, 2006. It is based in San Jose, Costa Rica. During the three-month period ended of December 31, 2006 the company purchased a wholly owned subsidiary, "Bosque Tranquilo S.A." in San Jose, Costa Rica on October 12, 2006.

The Company is a development stage company that intends to open and operate a dental clinic in Costa Rica. To date, the Company's activities have been limited to its formation and the raising of equity capital. The Company's fiscal year end is March 31.

Going Concern and Liquidity Considerations

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As at December 31, 2006, the Company had a loss from operations of $13,314, an accumulated deficit of $17,268, and working capital equity of $96,609 and has earned no revenues since inception. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending March 31, 2007.

The ability of the Company to emerge from the development stage is dependent upon, among other things, obtaining additional financing to continue operations, and development of its business plan.

In response to these problems, management intends to raise additional funds through public or private placement offerings.

These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2. Significant Accounting Policies

a) Basis of Consolidation

These consolidated financial statements presented are those of the Company and its wholly-owned subsidiary, Bosque Tranquilo S.A. All intercompany balances and transactions have been eliminated.

b) Basis of Presentation

The accounting and reporting policies of the Company conform to U.S. generally accepted accounting principles (US GAAP) applicable to development stage companies.

Coronado Corp. (A Development Stage Company)
Notes to Interim Consolidated Financial Statements
December 31, 2006
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
Notes to Interim Consolidated Financial Statements
December 31, 2006
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

No significant realized exchange gains or losses were recorded in the period ended December 31, 2006.

Coronado Corp. (A Development Stage Company)
Notes to Interim Consolidated Financial Statements
December 31, 2006
Unaudited

2. Significant Accounting Policies - Continued

j) Goodwill

The Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets", which requires that goodwill and intangible assets with indefinite lives should not be amortized but rather be tested for impairment at least annually or sooner whenever events or changes in circumstances indicate that they may be impaired.

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

l) Comprehensive Income (Loss)

SFAS No. 130, "Reporting Comprehensive Income", establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. For the period ended December 31, 2006, the Company had no items of other comprehensive income. Therefore, net loss equals comprehensive loss for the period ended December 31, 2006.

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
Notes to Interim Consolidated Financial Statements
December 31, 2006
Unaudited

3. Capital Stock

a) Authorized Stock

The Company has authorized 100,000,000 common shares with $0.001 par value. Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholder of the corporation is sought.

b) Share Issuances

Since the inception of the Company (January 9, 2006) to December 31, 2006, the Company has issued 5,175,000 common shares, in exchange for incorporation costs of $454 and cash of $114,000, being $5,175 for par value shares and $109,279 for additional paid in capital. 1,500,000 common shares were sold to an officer and director, 1,575,000 shares were sold to the spouse of an officer and director of the Company, and 2,100,000 shares were sold to 36 independent investors.

4. Income Taxes

The company has incurred operating losses of $17,268, which, if unutilized, will expire in 2026. Future tax benefits, which may arise as a result of these losses, have not been recognized in these financial statements, and have been off set by a valuation allowance.

Details of future income tax assets are as follows:

Future income tax assets:	2006
Net operating loss (from inception to December 31, 2006)	$17,268
Statutory tax rate (combined federal and state)	34%
Non-capital tax loss	5,871
Valuation allowance	(5,871)
$-

The potential future tax benefits of these losses have not been recognized in these financial statements due to uncertainty of their realization. When the future utilization of some portion of the carryforwards is determined not to be "more likely than not," a valuation allowance is provided to reduce the recorded tax benefits from such assets.

Coronado Corp. (A Development Stage Company)
Notes to Interim Consolidated Financial Statements
December 31, 2006
Unaudited

5. Goodwill

During the three-months ended December 31, 2006, we recorded goodwill resulting from the acquisition of Bosque Tranquilo S.A. on October 12, 2007. We paid $600 for 100% ownership of Bosque Tranquilo S.A., a private company incorporated May 13, 2006 in Costa Rica with no operating history.

6. New Accounting Pronouncements

Recent accounting pronouncements that are listed below did and/or are not currently expected to have a material effect on the Company's financial statements.

FASB Statements:

In December 2004, the FASB issued Financial Accounting Standards No 123 (revised 2004) (SFAS 123R), "Share-Based Payment." SFAS 123R replaces SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS 123R requires compensation expense, measured as the fair value at the grant date, related to share-based payment transactions to be recognized in the financial statements over the period that an employee provides service in exchange for the award. SFAS 123R is effective in fiscal periods that begin after December 15, 2005.

In December 2004, FASB issued Financial Accounting Standards No. 153, "Exchanges of Non-monetary Assets, an amendment of APB Opinion No. 29, Accounting for Non-Monetary Transactions (SFAS 153)." This statement amends APB Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. Under SFAS 153, if a non-monetary exchange of similar productive assets meets a commercial-substance criterion and fair value is determinable, the transaction must be accounted for at fair value resulting in recognition of any gain or loss. SFAS 153 is effective in fiscal periods that begin after June 15, 2005.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3." This statement changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, Opinion 20 required that most voluntary changes in accounting principle be recognized by including in net income of the period of change the cumulative effect of changing to a new principle. This statement requires retrospective application to prior periods' financial statements of changes in accounting principle, when practicable.

Coronado Corp. (A Development Stage Company)
Notes to Interim Consolidated Financial Statements
December 31, 2006
Unaudited

Unaudited

6. New Accounting Pronouncements - Continued

In February 2006, FASB issued Financial Accounting Standards No. 155, "Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140. This Statement amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, "Application of Statement 133 to Beneficial Interests in Securitized Financial Assets." SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006.

In March 2006, FASB issued Financial Accounting Standards No. 156, "Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140." This Statement amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS 156 is effective in the first fiscal year that begins after September 15, 2006.

In September 2006, FASB issued Financial Accounting Standards No. 157, "Fair Value Measurements." This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. SFAS 157 is effective in the first fiscal year that begins after November 15, 2007.

In September 2006, FASB issued Financial Accounting Standards No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)." This Statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. SFAS 158 is effective. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the first fiscal year ending after December 15, 2006.

7. Subsequent Event

On February 1, 2007, the Company entered into an agreement to lease an approximately 1,000 sq. ft. space to be used for our dental clinic, located in San Jose, Costa Rica. The lease is for a one year term at $700 per month.

Item 2. Management's Discussion and Analysis or Plan of Operation

This report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward looking statements are often identified by words such as: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place any undue certainty on these forward looking statements, which apply only as of the date of this quarterly. These forward looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our predictions.

Results of Operations

Our cash in the bank at December 31, 2006, was $98,247. In order to satisfy our cash requirements, we completed our offering pursuant to our SB-2 Registration Statement, which became effective on July 31, 2006. At the close of the offering on November 15, 2006, 2,100,000 shares were issued to 38 shareholders at $0.04 per share for proceeds of $84,000.

For the period from inception (January 9,2006) to December 31, 2006, we had no revenues and incurred net operating losses of $17,268 consisting of general operating expenses incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports.

Net cash provided by financing activities since inception (January 9,2006) through December 31, 2006 was $114,454, consisting of $30,454 raised from the private sale of stock to our officers and directors, and $84,000 raised pursuant to our SB-2 Registration Statement.

Our auditors have expressed the opinion that in our current state, there is substantial doubt about our ability to continue as a going concern, refer to Note 1 of our financial statements.

Plan of Operation

Following is an outline of our plan of operation for the next twelve months:

In October 2006, Coronado Corp. acquired a Costa Rican company named Bosque Tranquilo S.A. ("Bosque Tranquilo") Coronado Corp. owns 100% of the shares of Bosque Tranquilo . Bosque Tranquilo was acquired for banking purposes, as well as holding the assets for the dental clinic. All the receipts and payments for the dental clinic in Costa Rica will flow through this corporation.

Effective February 1, 2007, we started operations by renting a 1,000 square foot office space in Rohrmoser, San Jose, Costa Rica at a rate of $700 a month (pre-paid six months in advance) under the terms of a one year, renewable lease agreement.

We are currently negotiating with Camacho Construction S.A., a construction firm that specializes in the construction and renovations of medical facilities in Costa Rica, to renovate our office space to create a three (dental) chair clinic. We anticipate that renovations will be completed by the end of March 2007.

While renovations are ongoing, management intends to acquire all the equipment required for the clinic, as well as all of the medical/dental instruments and supplies. We anticipate that we will have all of the equipment purchased and installed by early April of 2007.

Once all of the dental equipment has been installed, it is required to be inspected by the Minister of Health in Costa Rica before the clinic is granted a license to operate. In Costa Rica, such permits can take as long as four months before being issued. As such, we anticipate that the clinic will be operational by August of 2007.

Once we have received the operating permits, the Company will hire a dental assistant to help with the day to day operations of the clinic.

The following chart is the intended allocation of the offering over next 12 months of the capital raised from our offering:

Expenditure Item
Office Space/Lease	8,400
Furniture	3,000
Medical Supplies	3,000
Insurance	1,500
Salaries	2,000
Professional Fees	15,000
Renovations	14,000
Office & Miscellaneous Exp	2,000
Tools & Equipment	45,000
Promotion and Advertising	1,500
Total	$84,000

Once we have leased office space and hired a Dental Assistant, we will promote our services to the public by way of newspaper advertising, word of mouth, placement of brochures in hotel lobbies, and a large billboard sign that will be erected in front of the clinic. We feel that our advertising efforts, combined with the location of the clinic, will be an important part to the success of our business development, acting as an effective way to introduce Coronado and its products to the public. Our advertising will promote high quality dental work at a reasonable price. Special emphasis will be placed on cosmetic "Movie Star Teeth" procedures such as teeth cleaning, whitening, porcelain crowns, and veneers.

If we experience a shortfall of funds, our officers and directors have generally indicated a willingness to provide services and financial contributions if necessary. However, there are presently no agreements, arrangements, commitments, or specific understandings, either verbally or in writing, between the officers and directors and Coronado Corp. During the first year of operations, our officers and directors will also provide their labor at no charge.

The difference between having the ability to sustain our cash flow requirements over the next twelve months and the need for additional outside funding will depend on how fast we can generate sales revenue.

We anticipate generating revenue in the last six months of the next year.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Critical Accounting Policies

a) Basis of Consolidation

These consolidated financial statements presented are those of the Company and its wholly-owned subsidiary, Bosque Tranquilo S.A. All intercompany balances and transactions have been eliminated.

b) Basis of Presentation

The accounting and reporting policies of the Company conform to U.S. generally accepted accounting principles (US GAAP) applicable to development stage companies.

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

No significant realized exchange gains or losses were recorded in the period ended December 31, 2006.

j) Goodwill

The Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets", which requires that goodwill and intangible assets with indefinite lives should not be amortized but rather be tested for impairment at least annually or sooner whenever events or changes in circumstances indicate that they may be impaired.

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

l) Comprehensive Income (Loss)

SFAS No. 130, "Reporting Comprehensive Income", establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. For the period ended December 31, 2006, the Company had no items of other comprehensive income. Therefore, net loss equals comprehensive loss for the period ended December 31, 2006.

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

FASB Statements:

In December 2004, the FASB issued Financial Accounting Standards No 123 (revised 2004) (SFAS 123R), "Share-Based Payment." SFAS 123R replaces SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS 123R requires compensation expense, measured as the fair value at the grant date, related to share-based payment transactions to be recognized in the financial statements over the period that an employee provides service in exchange for the award. SFAS 123R is effective in fiscal periods that begin after December 15, 2005.

In December 2004, FASB issued Financial Accounting Standards No. 153, "Exchanges of Non-monetary Assets, an amendment of APB Opinion No. 29, Accounting for Non-Monetary Transactions (SFAS 153)." This statement amends APB Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. Under SFAS 153, if a non-monetary exchange of similar productive assets meets a commercial-substance criterion and fair value is determinable, the transaction must be accounted for at fair value resulting in recognition of any gain or loss. SFAS 153 is effective in fiscal periods that begin after June 15, 2005.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3." This statement changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, Opinion 20 required that most voluntary changes in accounting principle be recognized by including in net income of the period of change the cumulative effect of changing to a new principle. This statement requires retrospective application to prior periods' financial statements of changes in accounting principle, when practicable.

In February 2006, FASB issued Financial Accounting Standards No. 155, "Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140. This Statement amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, "Application of Statement 133 to Beneficial Interests in Securitized Financial Assets." SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006.

In March 2006, FASB issued Financial Accounting Standards No. 156, "Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140." This Statement amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS 156 is effective in the first fiscal year that begins after September 15, 2006.

In September 2006, FASB issued Financial Accounting Standards No. 157, "Fair Value Measurements." This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. SFAS 157 is effective in the first fiscal year that begins after November 15, 2007.

In September 2006, FASB issued Financial Accounting Standards No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)." This Statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. SFAS 158 is effective. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the first fiscal year ending after December 15, 2006.

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

31.1 Sec. 302 Certification of Principal Executive Officer

31.2 Sec. 302 Certification of Principal Financial Officer

32.1 Sec. 906 Certification of Principal Executive Officer

32.2 Sec. 906 Certification of Principal Financial Officer

SIGNATURES

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 13, 2007                                                                       Coronado Corp., Registrant

By: /s/ Alejandro Quesada

______________________________

Alejandro Quesada, Director, President.

Principal Executive Officer.

February 13, 2007

By: /s/ Shawn Phillips

_______________________________

Shawn Phillips, Director, Secretary, Treasurer.

Principal Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

February 13, 2007                                                                       Coronado Corp., Registrant

By: /s/ Alejandro Quesada

______________________________

Alejandro Quesada, Director, President.

Principal Executive Officer.

February 13, 2007                                                                       By: /s/ Shawn Phillips

_______________________________

Shawn Phillips, Director, Secretary, Treasurer.

Principal Financial Officer