Form 10QSB
period 2006-06-30
Coronado Corp.
filed 2007-03-01
CIK 1365022

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

Quarterly Report under Section 13 or 15(d) of

The Securities Act of 1934

For the quarterly period ended June 30, 2006

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

Yes X No ___

There were 3,075,000 shares of Common Stock issued and outstanding as of June 30, 2006.

Transitional Small Business Disclosure Format. Yes ____ No __X__

FINANCIAL STATEMENTS

CORONADO CORP.

(A Development Stage Company)

INTERIM FINANCIAL STATEMENTS

June 30, 2006

Unaudited

Coronado Corp. (A Development Stage Company)	Statement 1
Interim Balance Sheet

ASSETS	As at June 30, 2006 (Unaudited)	As at March 31, 2006 (Audited)
Current
Cash and cash equivalents	$24,401	$-
Prepaid expenses	1,810	-
	$26,211	$-

LIABILITIES
Current
Accounts payable and accrued liabilities	$6,714	$3,500

Going Concern (Note 1)

STOCKHOLDER'S EQUITY (DEFICIENCY)
Capital Stock (Note 3)
Authorized:
100,000,000 common shares, $0.001 par value
Issued and outstanding shares:
3,075,000 (March 31- 75,000) common shares	3,075	75
Additional paid-in capital - Statement 3	27,379	379
Deficit accumulated during the development stage - Statement 3	(10,957)	(3,954)
Equity (Deficiency) - Statement 3	19,497	(3,500)
	$26,211	$-

- The Accompanying Notes Are An Integral Part Of These Financial Statements -

Coronado Corp. (A Development Stage Company)	Statement 2
Interim Statements of Operations
Unaudited

	Three-Months Ended June 30, 2006	Cumulative from Inception (January 9, 2006) to June 30, 2006
Professional Fees	$6,954	$10,908
General and Administrative Expenses	49	49
Loss for the Period	$(7,003)	$(10,957)

Basic and Diluted Loss per Common Share	$(0.003)

Weighted Average Number of Shares Outstanding	2,275,000

- The Accompanying Notes Are An Integral Part Of These Financial Statements -

Coronado Corp. (A Development Stage Company)	Statement 3
Interim Statements of Stockholder's Equity (Deficiency)
From Inception (January 9, 2006) to June 30, 2006

	Common Shares		Additional Paid in	Deficit Accumulated During the Development
	Shares	Amount	Capital	Stage	Total
Inception - January 9, 2006	-	$-	$-	$-	$-
Common shares issued for cash at $0.006 per share	75,000	454	-	-	454
Restatement for change to $0.001 par value from no par value	-	(379)	379	-	-
Loss for the period	-	-	-	(3,954)	(3,954)
Balance - March 31, 2006 (audited)	75,000	$75	$379	$(3,954)	$(3,500)
Common shares issued for cash at $0.01 per share	3,000,000	3,000	27,000	-	30,000
Loss for the period	-	-	-	(7,003)	(7,003)
Balance - June 30, 2006 (unaudited)	3,075,000	$3,075	$27,379	$(10,957)	$19,497

- The Accompanying Notes Are An Integral Part Of These Financial Statements -

Coronado Corp. (A Development Stage Company)	Statement 4
Interim Statements of Cash Flows
Unaudited

Cash Resources Provided By (Used In)	Three-Months Ended June 30, 2006	Cumulative from Inception (January 9, 2006) to June 30, 2006
Operating Activities
Loss for the period	$(7,003)	$(10,957)
Changes in operating assets and liabilities:
Prepaid expenses	(1,810)	(1,810)
Accounts payable and accrued liabilities	3,214	6,714
	(5,559)	(6,053)

Financing Activities
Issuance of capital stock	30,000	30,454

Net Increase in Cash and Cash Equivalents	24,401	24,401
Cash and cash equivalents position - Beginning of period	-	-
Cash and Cash Equivalents Position - End of Period	$24,401	$24,401

Supplemental Cash Flow Disclosure:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The Accompanying Notes Are An Integral Part Of These Financial Statements -

Coronado Corp. (A Development Stage Company)
Notes to Interim Financial Statements
June 30, 2006
Unaudited

1. Organization

Coronado Corp. (the "Company") is a Nevada corporation incorporated on January 9, 2006. It is based in San Jose, Costa Rica.

The Company is a development stage company that intends to open and operate a dental clinic in the province of Guanacaste, Costa Rica. To date, the Company's activities have been limited to its formation and the raising of equity capital. At present, management has devoted most of its activities to getting an SB-2 Registration Statement declared effective.

Going Concern and Liquidity Considerations

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As at June 30, 2006, the Company has a loss from operations of $7,003, an accumulated deficit of $10,957, and working capital of $19,497 and has earned no revenues since inception. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending March 31, 2007.

The ability of the Company to emerge from the development stage is dependent upon, among other things, obtaining additional financing to continue operations, and development of its business plan.

In response to these problems, management has planned the following actions:

*  The Company has filed an SB-2 Registration Statement with the United States Securities and Exchange Commission to offer up to 4,062,500 common shares at $0.04 per share for gross proceeds of up to $162,500. The Company intends to sell a minimum of 1,625,000 shares for gross proceeds of $65,000, and if it does not, the Company will return the money to the shareholders.

      *   Management intends to raise additional funds through public or private placement offerings.

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
June 30, 2006
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
June 30, 2006
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

i) Foreign Currency Transactions

The Company's functional and reporting currency is the U.S. Dollar. All transactions initiated in other currencies are translated to U.S. Dollars in accordance with SFAS No. 52 as follows:

(i) Monetary assets and liabilities at the rate of exchange in effect at the balance sheet date;

(ii) All other assets and liabilities at historical rates; and

(iii) Revenue and expense items at the average rate of exchange prevailing during the year.

Exchange gains and losses arising from such translations are deferred until realization and are included as a separate component of shareholders' equity as a component of comprehensive income or loss. Upon realization, the amount deferred is recognized in income in the period when it is realized.

No significant realized exchange gains or losses were recorded in the period ended June 30, 2006.

Coronado Corp. (A Development Stage Company)
Notes to Interim Financial Statements
June 30, 2006
Unaudited

2. Significant Accounting Policies - Continued

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

l) Comprehensive Income (Loss)

SFAS No. 130, "Reporting Comprehensive Income", establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. For the period ended June 30, 2006, the Company had no items of other comprehensive income. Therefore, net loss equals comprehensive loss for the period ended June 30, 2006.

m) Revenue Recognition

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
June 30, 2006
Unaudited

3. Capital Stock

a) Authorized Stock

The Company has authorized 100,000,000 common shares with $0.001 par value. Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholder of the corporation is sought.

b) Share Issuances

Since the inception of the Company (January 9, 2006) to June 30, 2006, the Company has issued 3,075,000 common shares, in exchange for incorporation costs of $454 and cash of $30,000, being $3,075 for par value shares and $27,379 for additional paid in capital. 1,500,000 shares were sold to an officer and director, and 1,575,000 shares were sold to the spouse of an officer and director of the Company.

4. Income Taxes

The company has incurred operating losses of $10,957, which, if unutilized, will expire in 2026. Future tax benefits, which may arise as a result of these losses, have not been recognized in these financial statements, and have been off set by a valuation allowance.

Details of future income tax assets are as follows:

Future income tax assets:	June 30, 2006
Net operating loss (from inception to June 30, 2006)	$10,957
Statutory tax rate (combined federal and state)	34%
Non-capital tax loss	3,725
Valuation allowance	(3,725)
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
June 30, 2006
Unaudited

5. New Accounting Pronouncements

Recent accounting pronouncements that are listed below did and/or are not currently expected to have a material effect on the Company's financial statements.

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140." This statement permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. It establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. In addition, SFAS 155 clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133. It also clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives. SFAS 155 amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This Statement is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position.

In March 2006, the FASB issued SFAS 156, "Accounting for Servicing of Financial Assets--an amendment of FASB Statement No. 140". This statement amends FASB Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", with respect to the accounting for separately recognized servicing assets and servicing liabilities. This statement: (1) requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in any of the following situations: (a) a transfer of the servicer's financial assets that meets the requirements for sale accounting, (b) a transfer of the servicer's financial assets to a qualifying special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale securities or trading securities in accordance with FASB Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities", (c) an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates; (2) requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable; (3) permits an entity to choose either of the following subsequent measurement methods for each class of separately recognized servicing assets and servicing liabilities: (a) Amortization method--Amortize servicing assets or servicing liabilities in proportion to and over the period of estimated net servicing income or net servicing loss and assess servicing assets or servicing liabilities for impairment or increased obligation based on fair value at each reporting date, or (b) Fair value measurement method--Measure servicing assets or servicing liabilities at fair value at each reporting date and report changes in fair value in earnings in the period in which the changes occur; (4) at its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity's exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value; and (5) requires separate

Coronado Corp. (A Development Stage Company)
Notes to Interim Financial Statements
June 30, 2006
Unaudited

5. New Accounting Pronouncements - Continued

presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. An entity should adopt this statement as of the beginning of its first fiscal year that begins after September 15, 2006. Earlier adoption is permitted as of the beginning of an entity's fiscal year, provided the entity has not yet issued financial statements, including interim financial statements, for any period of that fiscal year. The effective date of this Statement is the date an entity adopts the requirements of this statement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations

Our cash in the bank at June 30, 2006 was $24,401. In order to satisfy our cash requirements we are required to complete our offering of up to 4,062,500 shares registered pursuant to our SB-2 Registration Statement which became effective on July 31, 2006.

We are required to raise a minimum of $65,000 (1,625,000 shares at $0.04) prior to January 26, 2007, or the funds raised from the offering must be promptly returned to the investors without interest or deduction. We did raise $84,000 before closing the offering on November 15, 2006. The financial information contained herein only reflects the financial condition of the Company as of June 30, 2006, and does not reflect any activity subsequent to that date. Such information can be found in filings for periods subsequent to June 30, 2006.

For the period from inception (January 9, 2006) to June 30, 2006, we had no revenues and incurred net operating losses of $10,957, consisting of mostly professional fees primarily incurred in connection with the preparation and filing of our SB-2 Registration Statement.

Net cash provided by financing activities since inception (January 9, 2006) through June 30, 2006 was $30,454, raised from the private sale of stock to an officer and director and the wife of an officer and director.

Our auditors have expressed the opinion that in our current state, there is substantial doubt about our ability to continue as a going concern. Refer to Note 1 in our financial statements.

Plan of Operation

This section of the quarterly includes a number of forward-looking statements that reflect our current views regarding the future events and financial performance of Coronado Corp.

Coronado Corp. is a development stage company that has no operations, no revenue, no financial backing and limited assets. Our plan is to open a dental clinic in Costa Rica and market our services to both local residents and tourists via newspaper advertising and word of mouth.

We will start operations by leasing space for our clinic in the city of Nosara in the province of Guanacaste, Costa Rica, provided we have raised the required minimum of $65,000 or the sale of 40% of current our offering before we will consider the financing sufficient to lease office space for our clinic and purchase the required equipment.

If we raise sufficient funds, we will purchase a dental microscope that would enable us to better diagnose our patients than most other dental clinics in Costa Rica, as well as a laser machine that would enable us to provide our patients with "painless" root canal and filling treatments, a service that only one other dental clinic in Costa Rica (and one hospital) can currently provide, both of which are located in the nation's capital, San Jose, a four hour drive from where Coronado Corp. plans to open its clinic.

During the first year of operations, the Company will concentrate on finding the required investment capital, apply to get its common stock listed on a national exchange, locate an office space to rent or lease, furnish our dental clinic with the necessary equipment, and market our services to the public.

It is estimated that it will take three months from the close of our offering in order to find and lease an office space, purchase the equipment for our dental clinic, and open it to the public. The Company estimates that it will be able to generate revenues from patient sales within the last three months of the full first year.

Upon raising the minimum amount of $65,000, we will begin to negotiate the lease of an office with which we will place our clinic. After having leased a suitable office space, we will purchase the equipment and hire a Dental Assistant.

Once we have leased office space and hired a Dental Assistant, we will promote our services to the public by way of newspaper advertising, word of mouth, placement of brochures in hotel lobbies, and a large billboard sign that will be erected in front of the clinic. We feel that our advertising efforts, combined with the location of the clinic, will be an important part to the success of our business development, acting as an effective way to introduce Coronado Corp and it's product to the public. Our advertising will promote high quality dental work at a reasonable price. Special emphasis will be placed on cosmetic "Movie Star Teeth" procedures such as teeth cleaning, whitening, porcelain crowns, and veneers. The Company will not begin to look for an office space to lease, purchase any equipment, or hire a Dental Assistant for the clinic until after the close of our offering.

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

If we are unable to meet our needs for cash from either the money that we raise from our offering, or possible alternative sources, then we may be unable to continue, develop, or expand our operations.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

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

i) Foreign Currency Transactions

The Company's functional and reporting currency is the U.S. Dollar. All transactions initiated in other currencies are translated to U.S. Dollars in accordance with SFAS No. 52 as follows:

(i) Monetary assets and liabilities at the rate of exchange in effect at the balance sheet date;

(ii) All other assets and liabilities at historical rates; and

(iii) Revenue and expense items at the average rate of exchange prevailing during the year.

Exchange gains and losses arising from such translations are deferred until realization and are included as a separate component of shareholders' equity as a component of comprehensive income or loss. Upon realization, the amount deferred is recognized in income in the period when it is realized.

No significant realized exchange gains or losses were recorded in the period ended June 30, 2006.

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

l) Comprehensive Income (Loss)

SFAS No. 130, "Reporting Comprehensive Income", establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. For the period ended June 30, 2006, the Company had no items of other comprehensive income. Therefore, net loss equals comprehensive loss for the period ended June 30, 2006.

m) Revenue Recognition

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

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS

The following exhibits are included with this quarterly statement filing.

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

* Previously filed

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 1, 2007                                                         Coronado Corp., Registrant

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

March 1, 2007                                                         By: /s/ Shawn Phillips

                                                                                _______________________________

                                                                                Shawn Phillips, Director, Secretary, Treasurer.

                                                                                Principal Financial Officer