Form 10KSB
period 2007-03-31
Coronado Corp.
filed 2007-06-29
CIK 1365022

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)
☒ Annual report pursuant to Section 13 or 15(d) of the securities exchange act of 1934 for the fiscal year ended March 31, 2007.

[] Transition report under Section 13 or 15(d) of the securities exchange act of 1934

CORONADO CORP.
(Exact name of small business issuer in its charter)

Nevada	333-135037	98-0485668
(State or other jurisdiction of	(Commission File Number)	(IRS Employer Identification No.)
incorporation or organization)

Tibas del Correo, 50 metros Norte y 25 metros al Este,
San Jose, Republica de Costa Rica
(Address of principal executive offices)

Issuer's telephone number: 702-953-0289

Securities registered under Section 12(b) of the Exchange Act: None.

Securities registered under Section 12(g) of the Exchange Act: Common Stock, $0.001 par value.

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. []

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes[] No

Check if there is no disclosure of delinquent filers in response to Item 405 or Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☒ Yes[] No

State issuer's revenues for its most recent fiscal year: $0.00

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold. $84,000 (2,100,000 common shares sold @ $0.04 per share)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of May 31st, 2007, the issuer had 5,175,000 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ___; No ___

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this annual report on Form 10-KSB contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, our ability to consummate a merger or business combination, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Readers should carefully review this annual report in its entirety, including but not limited to our financial statements and the notes thereto. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. For any forward-looking statements contained in any document, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

General Information

Coronado Corp was incorporated in the State of Nevada on January 9th, 2006. We were formed as a health services company that intends to build and operate a dental clinic in Costa Rica. In February of 2007, Coronado Corp leased an office space in San Jose, Costa Rica, with which we intend to build our clinic. We raised $84,000 from our most recent offering, and with this money we intend to build, furnish, and purchase the necessary equipment to operate the clinic. Coronado Corp's principal place of business and corporate offices are located at Tibas del Correo, 50 metros Norte y 25 metros al Este, San Jose, Republic of Costa Rica, telephone number 702-987-1847. The office space is a 200 square foot room in a 3,000 square foot house (the home of a relative of the company's president) that has been made available for use by Coronado Corp, free of charge. Our fiscal year end is March 31st.

As of March 31, 2007, we had generated no revenues. We have been issued an opinion by our auditor that raises substantial doubt about our ability to continue as a going concern based on our current financial position. See Note 1 of our financial statements.

We have a total of 100,000,000 authorized common shares with a par value of $0.001 per share and 5,175,000 common shares issued and outstanding as of March 31, 2007.

We have completed a form SB-2 Registration Statement under the Securities Act of 1933 with the U.S. Securities and Exchange Commission registering 4,062,500 shares (minimum of 1,625,000) of our common stock in connection with an offering of the 4,062,500 shares at a price of $0.04 per share. As of March 31st, 2007, we had completed the offering and raised a total of $84,000 on the issuance of the 2,100,000 shares. We closed the offering on November 15th, 2006.

Business Development

Coronado Corp was incorporated in the State of Nevada on January 09th, 2006, and our fiscal year-end is March 31st. The company's administrative offices are located at Tibas del Correo, 50 metros Norte y 25 metros al Este, San Jose, Republic of Costa Rica, the telephone number is 702-987-1847.

Coronado Corp has no revenues and limited operations. We have sustained losses since inception, January 09, 2006, to March 31st, 2007 of $30,350 and rely solely upon the sale of securities and loans from our corporate officers and directors for funding.

Coronado Corp purchased a wholly owned subsidiary, Bosque Tranquilo S.A. on October 12th, 2006 in San Jose, Costa Rica, a company in which Coronado Corp owns 100% of the shares. This company was used to lease the office space that we are currently using to develop our dental clinic in San Jose, Costa Rica.

Coronado Corp has never declared bankruptcy, been in receivership, or involved in any kind of legal proceeding. The Company, its directors, officers, affiliates and promoters have not and do not presently intend to enter into negotiations or discussions with representatives or owners of any other businesses or companies regarding the possibility of an acquisition or merger.

Principal Products, Services and Their Markets

Coronado Corp is a health services company that intends to build and operate a dental clinic in Costa Rica. We will accomplish this goal by building a three chair dental clinic in San Jose, Costa Rica. We will build the clinic in an office space which we currently lease. Once we have built the clinic, we will offer dental services to the public via word of mouth and advertising in English speaking newspapers and hotels.

The office space that we have leased, and the dental clinic we intend to build, will be owned by Bosque Tranquilo S.A., a company that Coronado Corp. purchased on October 12th 2006, the shares of which are 100% owned by Coronado Corp.

Upon the closing of our most recent offering on November 15th, 2006 we had raised a total of $84,000 from the sale of 2,100,000 common shares, or approximately 52% of the offering. In accordance with our prospectus dated July 31st, 2006 which will enable us to build a dental clinic and offer our services to the public.

In March of 2007, Coronado Corp hired the services of Camacho Construccion SA., a construction contractor in Costa Rica who specializes in renovating and building medical services clinics, to build the dental clinic in San Jose. We anticipate that construction will be completed in June of 2007. Once construction has been completed, we will install the equipment which will then have to be inspected by the Department of Health in Costa Rica, a process that could take as long as four months. Provided that the

Department of Health issues us a license to operate, we expect to generate revenues from dental service sales in the first three months of 2008.

Our primary focus at this point is to build our three chair dental clinic in San Jose, Costa Rica, with the goal of making our services available to the public in order to generate revenue.

Our dental clinic will be competitive in both quality of service and affordability when compared to similar dental clinics offered by our competitors. However, we intend to distinguish our dental clinic from the competition by offering our services in fluent English, a service that is not found in many dental clinics in Costa Rica, and we anticipate that this will enable us to attract business from the large number of English speaking tourists visiting Costa Rica, many of whom are looking for dental care that is more affordable than in their home countries.

Coronado Corp will offer services to its patients that fall into the category of "General Dentistry" as defined by the Ministry of Health in Costa Rica, meaning that our clinic will not provide any service that requires a dental surgeon or doctor with specialized training.

The primary services our clinic will offer patients is the replacement of mercury fillings with non-mercury fillings, root canals, cosmetic procedures such as porcelain crowns, caps, veneers, teeth whitening, non-invasive gum treatments, as well as check-ups, cleanings, and basic dental hygienic care and instruction.

Our primary marketing approach is to attract tourists as patients offering "Movie Star Teeth" (non-invasive dental-cosmetic procedures and services such as porcelain crowns) for significantly cheaper than can be purchased in North America or Europe.

Competitive Business Conditions and Strategy; Coronado Corp's Position in the Industry

Coronado Corp. intends to establish itself as a competitive company in an already existing market. There is currently a shortage of dentists in Costa Rica who speak English, and an increasing number of English speaking tourists and English speaking residents living in Costa Rica. Hence, we do not anticipate much difficulty in finding patients for our clinic in order to generate revenues.

Dr. Quesada, our president, has found that there is a large number of English speaking tourists who are traveling to Costa Rica specifically to look for dental services, and as such there is a high demand for dental services in English. Currently the majority of dental clinics in Costa Rica speak only Spanish, and we believe that this gives Coronado Corp a distinct advantage in the marketplace, since the company's founder, Dr. Quesada, speaks fluent English.

Coronado Corp will primarily market its services to "Dental Tourists" looking for quality dental work at a reasonable price, with our secondary market being to local residents. The Company intends to specialize in cosmetic dental procedures such as crowns, caps, veneers, teeth-whitening, the replacement of mercury fillings with non-mercury fillings, as well as any procedure that falls under the category of General Dentistry and does not require the skills of a dental surgeon or a doctor with specialized training.

Important to our business strategy is to find patients willing to pay for high-end cosmetic dental work, procedures such as crowns, bridges, caps, veneers, teeth-whitening and non-mercury fillings.

In order to achieve this, we will make it our strategic approach to attract such patients by offering "Movie Star Teeth" packages to tourists that will include a host of cosmetic dental procedures which can be purchased for cheaper than can be found in most cities in North America and Europe. We will offer this service to tourists by placing brochures in hotel lobbies and advertising in The Tico Times, Costa Rica's only English speaking newspaper, as well as placing a large sign in front of the clinic and word of mouth.

The Company believes that because we will be able to provide our services in both English and Spanish that we will have a distinct advantage over many dental clinics in Costa Rica.

Sources and Availability of Raw Materials and Names of Principal Suppliers

The company has leased 90 square meters (approximately 1,000 square foot) of office space in San Jose, Costa Rica, that is suitable for a three chair dental clinic. Currently renovations are being conducted on the office space by Camacho Construccion SA, a contractor who specializes in building health service clinics, and we anticipate that the renovations will be completed in June 2007.

Dr. Quesada, the president of the company, has compared prices between different suppliers of dental equipment in Costa Rica and has decided that we will purchase the dental equipment required for our clinic from Carlos Izquierdo SA. In April 2007 our wholly owned subsidiary, Bosque Tranquilo SA, paid a $2,000 deposit to Carlos Izquierdo SA for the equipment, which we anticipate installing in July 2007.

Coronado Corp. will also need to hire the services of a Dental Assistant at the time it is ready to open its clinic. A person who is a Dental Assistant in Costa Rica is someone who has been awarded the title Dental Assistant from an accredited college or university. A Dental Assistant is trained in both Dental Hygiene and Office Administration and is able to provide service to the clinic on many levels, from assisting in various dental procedures, to managing administrative operations, bookkeeping, receptionist, and account collections.

Important to our business plan is to find a Dental Assistant to work for our clinic who speaks fluent English. As there are many Dental Assistants in Costa Rica, we do not anticipate any difficulties in finding one to work for our clinic who also speaks English.

To date, we have not entered into any formal or preliminary negotiations with any Dental Assistant. We will begin to look for a dental assistant and carry out the implementation phase of our business plan at the time we have received a license from the Ministry of Health that would allow us to operate the clinic.

Dependence on one or a few major customers

Coronado's business plan is dependent upon finding patients who will purchase our dental services. We intend to market our services to both local residents and tourists. Since dental work is a major need for most people, we do not anticipate difficulty in finding patients for our clinic in order to generate revenue.

Patents and Trademarks

There are no aspects of our business plan which require a patent, trademark, or product license. We have not entered into any vendor agreements or contracts that give or could give rise to any obligations or concessions.

Government Controls, Approval and Licensing Requirements

Each dentist in Costa Rica requires a license to practice dentistry from the College of Surgeons and Dentists of Costa Rica. In January 2007, Mr. Quesada, the President of the Company, was awarded his Doctorate in Dentistry and received his license to practice dentistry from the College of Surgeons and Dentists of Costa Rica.

However, before Coronado Corp is able to open its dental clinic to the public, it is required to obtain a Permit of Health and Operation from the Ministry of Health in Costa Rica. This permit is issued by the Ministry of Health provided that, upon inspection, the facility has met a certain set of standards in relation to it's walls, floors, emergency exits, fire extinguishers, ventilation capability, patient privacy, sanitation, the location and placement of equipment, lighting, clean-water access, lavatories, electrical system, medical waste-disposal system, and its ability to properly clean and sanitize instruments.

Coronado Corp. will also be required to have certain pieces of equipment in place in order to obtain a Permit of Health and Operation and demonstrate that it is in good working order. The minimum equipment required includes a dental chair with a fully serviceable cup filler and rinse bowl, overhead lamp light and arm, air suction machine with filter, high-speed hand piece and lubricator, compressor, low-speed hand piece, dental-tray module, as well as an ultrasonic washer to sterilize instruments, an amalgamator to mix fillings, and an x-ray machine.

Coronado Corp. will also be required to demonstrate that its x-ray machine is in proper working order and that the proper procedures are in place to dispose of its chemical waste before being granted a Permit of Health and Operation.

Research and Development Activities and Costs

Coronado Corp has spent no time in the last two fiscal years on specialized research and development activities, and has no plans to undertake any research or development in the future.

Compliance with Environmental Laws

There are no special environmental laws for owning and operating a dental clinic in Costa Rica. However, certain procedures mandated by the Ministry of Health in relation to medical waste disposal and x-ray waste disposal must be followed by penalty of loss of Permit of Health and Operation for failure to comply.

Employees and Employment Agreements

At this time Coronado Corp has no employees. The officers and directors are donating their time to the development of the company and intend to do whatever work is necessary in order to bring us to the point of being able to implement our business plan.

However, during the implementation phase of our business plan, Coronado Corp will hire a Dental Assistant for our clinic. At this time the officers and directors of the company will continue to donate their time to the development of the company in order to bring it to the point of generating revenues.

We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt plans in the future. There are presently no personal benefits available to our officers and directors. Our officers and directors will handle our administrative duties.

Reports to Security Holders

Coronado Corp will voluntarily make available an annual report including audited financials on Form 10-K or Form 10-KSB to security holders. We will file the necessary reports with the SEC pursuant to the Exchange Act, including but not limited to, the report on Form 8-K, annual reports on Form 10-K or 10-KSB, and quarterly reports on Form 10-Q or 10-QSB.

The public may read and copy any materials filed with the SEC at the SEC's Public Reference Room at 100 F Street NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other electronic information regarding Coronado and filed with the SEC at http://www.sec.gov.

Risks associated with CORONADO CORP

We are a start-up company with a lack of operating history and profitability. Coronado Corp. has incurred losses since inception, and we expect those losses to continue in the future. As a result, we may have to suspend or cease operations.

We were incorporated on January 9, 2006, and we have not started any business operations nor realized any revenues. We have no operating history upon which an evaluation of our future success or failure can be made. As a result, it is possible that we may not generate any revenues in the future. Since inception, Coronado Corp. has incurred a net loss of $30,350.

In order to generate revenue, we are dependent on our ability to find patients to purchase our services in order to generate revenues

Based upon current plans, we expect operating losses in future periods. If we do not generate enough future revenues to cover our expenses before the business has become profitable, we would have to suspend or cease operations and you could lose your investment.

Because Coronado Corp. is a small company and does not have much capital, if we are unable to raise additional funds to meet our needs we may have to scale back our operations which could result in a loss of your investment.

Because we are a small company with limited financial resources, we may be unable to sufficiently finance our operations until we generate revenues sufficient to cover our expenses. If that were the case, we would have to raise more capital to finance our operations in order for the business to be successful.

If we are unable to raise the capital required to finance our operations, then we would be unable to generate revenues sufficient to maintain our business and this could result in a loss of your investment.

Because Dr. Quesada has other outside business activities, he can only dedicate a limited amount of his time to Coronado Corp.'s operations. This could result in periodic interruptions or suspensions of the business plan.

Because our company president, Dr. Quesada, has other outside business interests, he will only be able to devote a limited amount of his time to our operations. Coronado Corp. operations may occur at times which are inconvenient to Dr. Quesada, which could result in the development of our plan being periodically interrupted or suspended.

Because Coronado Corp.'s operations and assets are concentrated in Costa Rica and not in the United States, we are subject to the risks associated with currency fluctuations.

Coronado Corp. will be subject to fluctuations in the exchange rates between the U.S. dollar and the Costa Rican Colone. The funds being raised for this prospectus are in U.S. dollars and will be placed in a U.S. dollar account. However, any fluctuation in currency value between the U.S. dollar and Costa Rican Colone could cause an increase in overall expenses that would exceed the achievable revenues. If that were the case, Coronado Corp. would have to cease or suspend operations.

If our officers and directors resign or die without having found replacements, our operations will be suspended or cease altogether. Should that occur, it could result in a loss of your investment.

We have 2 officers and directors and we are entirely dependant upon them in order to conduct our operations. If they should resign or die, there will be no one to run Coronado Corp., and the company has no Key Man insurance. If such an event were to take place and we were unable to find other persons to run us, our operations would be suspended or cease entirely, and this could result in the loss of your investment.

We may not carry a sufficient level of insurance to cover expenses and awards related to malpractice claims and litigation, if awards exceed the amount of insurance we carry we would be responsible to pay the difference which could have a negative effect on our business operations.

While we believe that we will be able to maintain adequate insurance coverage that is reasonable and customary for our business, we cannot give assurance that the amount of insurance will be adequate to satisfy claims made against us in the future. We plan to obtain insurance with coverage limits of $100,000, for each occurrence and $1,000,000 in the aggregate. If we become subject to claims that are covered by our malpractice insurance, but the costs and damages exceed the limits of $1,000,000 in aggregate and $100,000 for each occurrence, we would be responsible to pay for the excess. In that situation, we would incur significant expenses and losses, our reputation would become damaged and our management may become distracted from the operation of our business and our results of operations may suffer.

Our shares are defined as "penny stock", the rules imposed on the sale of the shares may affect your ability to resell any shares, if at all.

Our shares are defined as a penny stock under the Securities and Exchange Act of 1934, and rules of the Commission. The Exchange Act and such penny stock rules generally impose additional sales practice and disclosure requirements on broker-dealers who sell our securities to persons other than certain accredited investors who are, generally, institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 jointly with spouse, or in transactions not recommended by the broker-dealer. For transactions covered by the penny stock rules, a broker-dealer must make a suitability determination for each purchaser and receive the purchaser's written agreement prior to the sale. In addition, the broker-dealer must make certain mandated disclosures in penny stock transactions, including the actual sale or purchase price and actual bid and offer quotations, the compensation to be received by the broker-dealer and certain associated persons, and deliver certain disclosures required by the Commission. Consequently, the penny stock rules may affect the ability of broker-dealers to make a market in or trade our common stock and may also affect your ability to resell any shares you may purchase in the public markets.

We will incur ongoing costs and expenses for SEC reporting and compliance, without revenue we may not be able to remain in compliance, making it difficult for investors to sell their shares, if at all.

We are represented by a market maker, RBC Capital Markets, and our common shares are quoted on the OTC Electronic Bulletin Board. To maintain eligibility for quotation on the OTCBB, issuers must remain current in their filings with the SEC. Market Makers are not permitted to quote a security whose issuer does not meet this filing requirement. Securities already quoted on the OTCBB that become delinquent in their required filings will be removed following a 30 or 60 day grace period if they do not make their required filing during that time. In order for us to remain in compliance we will require future revenues to cover the cost of these filings, which could comprise a substantial portion of our available cash resources. If we are unable to generate sufficient revenues to remain in compliance it may be difficult for you to resell any shares you may purchase, if at all.

ITEM 2. DESCRIPTION OF PROPERTY

Coronado Corp.'s principal place of business and corporate offices is located at Tibas del Correo, 50 metros Norte y 25 metros al Este, San Jose, Republic de Costa Rica, the telephone number is (702) 987-1847. The office space is a 200 square foot room located in the home of the company's president and is provided to the Company rent free.

The office space leased for our dental clinic is located at El Parque Amistad, 300 Metros Oeste, Rohrmoser, San Jose, Costa Rica and measures 90 square meters (approximately 1000 square feet). On February 1, 2007, we signed a one year lease, at a cost of $700, with the option to renew at one year increments with a 15% annual increase in rent, with 30 days written notice.

We do not have any investments or interests in any real estate. We do not invest in real estate mortgages, nor do we invest in Securities of, or interests in, persons primarily engaged in real estate activities.

ITEM 3. LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings nor do we have any knowledge of any threatened litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

No matters were submitted to a vote of security holders during the fiscal year ended March 31st, 2007.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is currently quoted on the OTC Electronic Bulletin Board (OTCBB) operated by the National Association of Securities Dealers under the symbol "CRAO". Our common stock has been quoted on the OTCBB since February 14th, 2007.

Our common stock has not had any trading activity, since first being quoted on February 14th, 2007, and since then has had a high bid of $0.05 and a low bid of $0.00. The high and low bid information was obtained from www.otcbb.com. OTCBB quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Of the 5,175,000 shares of common stock outstanding as of March 31st, 2007, 3,075,000 shares were owned by Dr. Alejandro Quesada and Ms. Yoenia Proenza (the wife of Shawn Phillips) and may only be resold in compliance with Rule 144 of the Securities Act of 1933.

Status of our public offering

On July 31st, 2006, our Form SB-2 registration statement (SEC file no. 333-135037) was declared effective by the SEC. From August, 2006 to November 2006 we completed our public offering by selling 2,100,000 shares of common stock to 38 persons in consideration of $84,000. We closed our offering on November 15th, 2006.

Since completing our public offering, until March 31st, 2007, we have used the proceeds as follows:

Office Space/Lease	$ 1,400
Furniture	$ 0
Medical Supplies	$ 0
Insurance	$ 0
Salaries	$ 0
Professional Fees	$ 2,865
Promotion and Advertising	$ 0
Office & Miscellaneous Exp.	$ 0
Equipment	$ 0
Cash on Hand	$ 79,735

Total	$ 84,000

The above expenditures are defined as follows:

Office Space/Lease: This item refers to the amount of money that we will spend leasing an office space for our clinic, for the first three month of operations, including one month's deposit.

Furniture: This item refers to the amount of money that the company will spend buying furniture for the clinic.

Medical Supplies: This item refers to the amount of disposable medical supplies that the company will purchase over the course of the first three months of operations.

Insurance: This item refers to the amount of money required in order for Coronado Corps to insure it's equipment against theft or fire, as well as malpractice insurance.

Salaries: This amount is sufficient to cover the cost of hiring a full time Dental Assistant who will also act as a Hygienist, bookkeeper and receptionist for our clinic for the first three months of operations.

Professional Fees: This item refers to legal services and accounting fees.

Promotion and Advertising: This item refers to the cost of advertising our services in the Tico Times newspaper as well as the design, creation, and placement of promotional brochures in hotel lobbies and the cost of a billboard sign that we will create and erect in front of the clinic.

Office and Miscellaneous Expenses: These are the costs of operating our offices including telephone services, mail, stationary, accounting, acquisition of basic office equipment and supplies, bank service fees and charges, and other miscellaneous expenses associated with running our office.

Equipment: This item refers to the cost of the dental equipment that the company will purchase for the clinic.

Holders

As of May 31st, 2007, we have 5,175,000 Shares of $0.001 par value common stock issued and outstanding held by 39 shareholders of record.

The stock transfer agent for our securities is Pacific Stock Transfer Company, 500 E Warm Springs Road, Ste #240, Las Vegas, NV 89119, Telephone (702) 361-3033.

Dividends

There are no restrictions in Coronado's articles of incorporation or bylaws that prevent us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

1.	Coronado would not be able to pay its debts as they become due in the usual course of business;
or
2.	Coronado's total assets would be less than the sum of the total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

The Company has not declared any dividends, and does not plan to declare any dividends in the foreseeable future.

Recent Sales of Unregistered Securities

None.

Securities authorized for issuance under equity compensation plans

We do not have any equity compensation plans and accordingly we have no securities authorized for issuance thereunder.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the year ended March 31st, 2007.

ITEM 6. PLAN OF OPERATION

Results of Operations

We have generated no revenues since inception and have incurred $30,350 in expenses through March 31st, 2007.

The following table provides selected financial data about our company for the year ended March 31st, 2007.

Balance Sheet Data:	3/31/07
-------------------------	-------------
Cash	$79,735
Total assets	$98,869
Total liabilities	$14,765
Shareholders' equity	$84,104

Cash provided by financing activities for the year ended March 31st, 2007 was $30,454 from the sale of shares to an officer and directors and the spouse of an officer and director, and $84,000 resulting from the sale of our common stock in our initial public offering to 38 independent investors.

Plan of Operation

Statements contained herein which are not historical facts are forward-looking statements as that term is defined by the Private Securities Litigation Reform Act of 1995. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, forward-looking statements are subject to risks and uncertainties that could cause actual results to differ from those projected. The Company cautions investors that any forward-looking statements made by the Company are not guarantees of future performance and actual results may differ materially from those in the forward-looking statements. Such risks and uncertainties include, without limitation: established competitors who have substantially greater financial resources and operating histories, regulatory delays or denials, ability to compete as a start-up company in a highly competitive market, and access to sources of capital.

The following discussion and analysis should be read in conjunction with our financial statements and notes thereto included elsewhere in this Form 10-KSB. Except for the historical information contained herein, the discussion in this Form 10-KSB contains certain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. The cautionary statements made in this Form 10-KSB should be read as being applicable to all related forward-looking statements wherever they appear in this Form 10-KSB. The Company's actual results could differ materially from those discussed here.

We are a start-up, development stage corporation and have not yet generated or realized any revenues from our business operations. Our plan is to build a dental clinic in Costa Rica and market our services to the public via newspaper advertising, word of mouth, and brochures placed in hotel lobbies.

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay for our expenses. That is because we have not generated any revenues to date, and no revenues are anticipated until we begin receiving income from the sales of dental services to patients, and there is no assurance that we will ever reach this point.

Accordingly, we may have to raise sufficient capital from sources other than from the sale of dental services to patients. Our only other source for cash at this time is investments by others. We raised $84,000 from our public offering. Under the offering that closed November 15th, 2007, we sold 2,100,000 common shares at $0.04 per share thus we have a total of 5,175,000 shares issued and outstanding to 39 shareholders (including the 2 directors of the company). As of March 31st, 2006, we had cash on hand of $79,735. This may not enable us to fund operations for the next twelve months, if we are unable to generate enough revenues to cover our expenses, and we may have to rely on additional loans from our directors, a second public offering, or a private placement of securities.

We have used the above-mentioned funds to start to develop our dental clinic in San Jose, Costa Rica. The plan to develop our dental clinic is explained as much as possible in the business section of this 10-KSB. We plan to purchase dental equipment for our clinic in July of 2007.

Our target is to construct a three chair dental clinic in an office space that we have leased in San Jose, Costa Rica, which we are currently building. We anticipate that the renovations will be completed in June of 2007, and that we will have our license to operate by December of 2007. It is our intention therefore that we will start generating revenues in January of 2008.

As we have raised the required minimum of $65,000 or the sale of 40% of our offering, we have commenced with operations by hiring a construction firm, Camacho Construccion S.A., to renovate the office space we have leased in San Jose by constructing a three chair dental clinic.

As of March 31st, 2007, Coronado Corp had $79,735 in cash.

It was our intention to raise the entire $162,500 as permitted under our offering, however, we raised $84,000, prior to closing our offering November 15th, 2006, and we are implementing our plan by building a three chair dental clinic.

Once we have built the dental clinic and installed the equipment, we will apply for an operating permit from the Department of Health in Costa Rica. This is a process that can take as long as four months, and we anticipate receiving a license to operate in December of 2007. At this time we will hire a Dental Assistant and we will start promoting our services to the public by way of newspaper advertising, word of mouth, placement of brochures in hotel lobbies, and a large billboard sign that will be erected in front of the clinic.

We feel that our advertising efforts will be an important part to the success of our business development, acting as an effective way to introduce Coronado Corp and its services to the public. Our advertising will promote high quality dental work at a reasonable price. Special emphasis will be placed on cosmetic "Movie Star Teeth" procedures such as teeth cleaning, whitening, porcelain crowns, and veneers. We anticipate that we will begin generating revenues by January of 2008.

The difference between having the ability to sustain our cash flow requirements over the next twelve months and the need for additional outside funding will depend on how fast we can generate revenue.

If we are unable to generate enough revenue to stay in business, or if we run out of cash before our dental clinic is licensed to operate, we will have to find alternative sources for money, like a second public offering, a private placement of securities, or loans from our officers or others. Equity financing could result in additional dilution to existing shareholders.

If we are unable to meet our needs for cash, then we may be unable to continue, develop, or expand our operations.

While the officers and directors have generally indicated a willingness to provide services and financial contributions if necessary, there are presently no agreements, arrangements, commitments, or specific understandings, either verbally or in writing, between the officers and directors and Coronado Corp.

The development program for the year ending March 2007, consisted of raising funds from our public offering, applying for quotation on the OTC bulletin board, and leasing an office space for our dental clinic, which is currently under construction.

If we are unable to pay for our expenses because we don't have enough money, we will cease operations until we raise more money. If we cannot or do not raise more money, we will be forced to cease operations. If we cease operations, we don't know what we will do and we don't have any plans to do anything.

We do not intend to hire any employees at this time. All of the construction work on the leased office space is being conducted by an unaffiliated independent contractor, Camacho Construccion S.A., who has been hired by Bosque Tranquilo SA, a wholly owned subsidiary of Coronado Corp. Camacho Construccion S.A. is responsible for the construction, contracting tradesmen and sub-contractors, as well as the hiring and supervision of the labor required for the renovation work.

Limited Operating History; Need for Additional Capital

There is no historical financial information about us upon which to base an evaluation of our performance. We are a development stage corporation and have not generated any revenues from operations. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in the development of our dental clinic, and possible cost overruns due to price and cost increases in services, supplies, and equipment.

To become profitable and competitive, we will need to complete the construction of our dental clinic, obtain a license to operate from the Ministry of Health, and find people willing to purchase our services and generate revenues from the treatment of our patients. We believe that the funds raised from our public offering may not be sufficient enough for us to operate for the next year, and that it is likely we will need to raise more funds in order to continue our business.

We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing shareholders.

Liquidity and Capital Resources

To meet our need for cash we raised $84,000 from our public offering. We cannot guarantee that we have raised enough money through the public offering to stay in business. The money we have raised will be applied to the items set forth in the Use of Proceeds section of our Prospectus filed with the SEC and as explained throughout this 10-KSB. There is a possibility that we will run out of money before the dental clinic we are building is licensed to operate. If that is the case, we will attempt to raise additional money by way of loans from officers of the company, and/or sale of additional securities. Additional equity financing would result in additional dilution to our existing shareholders.

We have discussed this matter with our officers and directors and Dr. Quesada and Mr. Phillips have agreed to advance funds as needed. However, there is no written agreement with Dr. Quesada and Mr. Phillips to this affect. The agreement is entirely verbal. At the present time, we have not made any arrangements to raise additional cash. If we need additional cash and cannot raise it, we will either have to suspend operations until we do raise the cash, or cease operations entirely. The funds raised in our public offering may allow the company to operate for up to one year. Other than as described in this paragraph, we have no other financing plans.

We anticipate that the construction of the clinic will be completed in June of 2007, and that the dental equipment will be installed in July of 2007. From inquiries done by our president, Dr. Quesada, it is estimated that it will take approximately four months from the date that the equipment is installed before we receive our license from the Ministry of Health to operate. Hence, the earliest we will be able to offer our services to the public will be in December 2007. At this time we will need to advertise our services to the public and find patients. It is estimated that it will take approximately one month before we are able to find patients and generate rental income. As such, we do not anticipate receiving any revenues sooner than January 2008.

Since inception of the Company on January 9th, 2006 to March 31st, 2007, the Company has issued 5,175,000 common shares at $0.01 and $0.04 per share for total proceeds of $114,454. This was accounted for as an acquisition of shares.

As of the date of this filing, we have yet to begin operations and therefore have not generated any revenues.

As of March 31st, 2007, our total assets were $98,869 and our total liabilities were $14,765.

Application of Critical Accounting Policies

Our financial statements have been prepared on a going concern basis. We have accumulated a deficit of $30,350 from inception to March 31, 2007. Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time. We have historically satisfied our working capital needs primarily by sales of securities and at March 31, 2007, we had working capital of $67,847. These financial statements do not include any adjustments to the amount and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern.

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

g) Property, Plant, and Equipment

Property, Plant, and equipment are stated at cost. The Company has adopted the policy of depreciation being computed by use of the straight-line method over the estimated useful lives of the assets, which is up to 5 years for equipment and the shorter of lease terms or 10 years for leasehold improvements. The depreciation expense on property and equipment was $nil for 2007 and 2006.

h) Federal Income Taxes

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

i) Earnings (Loss) per Share

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

j) Foreign Currency Transactions

The Company's functional currency is the Costa Rican Colone. The Company's reporting currency is the U.S. Dollar. All transactions initiated in Colones are translated to U.S. Dollars in accordance with SFAS No. 52 "Foreign Currency Translation" as follows:

(i) Monetary assets and liabilities at the rate of exchange in effect at the balance sheet date;

(ii) Equity at historical rates; and

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

No significant realized exchange gains or losses were recorded in the year ended March 31, 2007 and the period ended March 31, 2006.

k) Goodwill

The Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets", which requires that goodwill and intangible assets with indefinite lives should not be amortized but rather be tested for impairment at least annually or sooner whenever events or changes in circumstances indicate that they may be impaired.

l) Stock-Based Compensation

The Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 123(R), "Share-Based Payment", which establishes accounting for equity instruments exchanged for employee services. Under the provisions of SFAS 123(R), stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employees' requisite service period (generally the vesting period of the equity grant). The Company accounts for share-based payments to non-employees, in accordance with SFAS 123 (as originally issued) and Emerging Issues Task Force Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services". For the year ended March 31, 2007 and the period ended March 31, 2006, the Company did not have any stock-based compensation.

m) Comprehensive Income (Loss)

SFAS No. 130, "Reporting Comprehensive Income", establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. For the year ended March 31, 2007, the Company had no items of other comprehensive income. Therefore, net loss equals comprehensive loss for the year ended March 31, 2007 and the period ended March 31, 2006.

n)    Revenue Recognition

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

(iii) The fee is fixed or determinable; and

(iv) Revenue is reasonably assured.

Off Balance-sheet Arrangements

The Company has no off balance-sheet arrangements.

Recent Accounting Pronouncements

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

In February 2007, FASB issued Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities--Including an amendment of FASB Statement No. 115." This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board's long-term measurement objectives for accounting for financial instruments. SFAS 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007.

ITEM 7.     FINANCIAL STATEMENTS.

MOORE & ASSOCIATES, CHARTERED

            ACCOUNTANTS AND ADVISORS

                    PCAOB REGISTERED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Coronado Corp.

(A Development Stage Company)

We have audited the accompanying balance sheet of Coronado Corp. as of March 31, 2007, and the related statements of operations, stockholders' equity and cash flows for the year ended March 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The Company's financial statements as of March 31, 2006 and for the period January 9, 2006 (date of inception) through March 31, 2006 were audited by other auditors whose report, dated May 9, 2006, expressed an unqualified opinion with an explanatory paragraph regarding the Company's ability to continue as a going concern. The other auditor's report has been furnished to us, and our opinion, insofar as it relates to the amounts included for such period, is based solely on the report of such other auditors.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Coronado Corp. as of March 31, 2007, and the results of its operations and its cash flows for the year ended March 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has sustained a loss from operation, accumulated deficit since inception which raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moore & Associates, Chartered

Moore & Associates Chartered

Las Vegas, Nevada

June 25, 2007

2675 S. Jones Blvd. Suite 109, Las Vegas, NV 89146 (702) 253-7499 Fax (702) 253-7501

Staley, Okada & Partners
CHARTERED ACCOUNTANTS

Suite 400 - 889 West Pender Street
Vancouver, BC Canada V6C 3B2
Tel 604 694-6070
Fax 604 585-8377
info@staleyokada.com
www.staleyokada.com

Report of Independent Registered Public Accounting Firm

To the Stockholders of Coronado Corp.:

We have audited the accompanying balance sheet of Coronado Corp. (the "Company") as at March 31, 2006 and the related statement of operations, statement of stockholders' deficit, and cash flows for the period from inception (January 9, 2006) to March 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as at March 31, 2006, and the results of its operations, its cash flows and stockholders' deficit for the period from inception (January 9, 2006) to March 31, 2006, in conformity with United States generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is dependent upon financing to continue operations, had suffered recurring losses from operations and has total liabilities that exceed total assets. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to these matters are discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

"Staley, Okada & Partners"

Vancouver, BC
May 9, 2006

STALEY, OKADA & PARTNERS
CHARTERED ACCOUNTANTS

Staley, Okada & Partners, with offices in Vancouver and Surrey, is a Member of MSI, a Network of Independent Professional Firms • A Member of the Institute of Chartered Accountants of British Columbia
A Partnership of Incorporated Professionals; L.M. Okada, Ltd., K.A. Scott, Ltd., J.M. Bhagirath, Ltd., L.W.D. Vickars, Ltd., G.S. Traher, Inc., D. Larocque, Ltd.

Coronado Corp.

(A Development Stage Company)

Consolidated Balance Sheet

The accompanying notes are an integral part of these financial statements.

Coronado Corp.

(A Development Stage Company)

Consolidated Statements of Operations

The accompanying notes are an integral part of these financial statements.

Coronado Corp.

(A Development Stage Company)

Consolidated Statements of Stockholders' Equity (Deficiency)

The accompanying notes are an integral part of these financial statements.

Coronado Corp.

(A Development Stage Company)

Consolidated Statements of Cash Flows

The accompanying notes are an integral part of these financial statements.

Coronado Corp. (A Development Stage Company)
Notes to Consolidated Financial Statements
March 31, 2007 and 2006

1. Organization

Coronado Corp. (the "Company") is a Nevada corporation incorporated on January 9, 2006. It is based in San Jose, Costa Rica. During the year ended of March 31, 2007 the company purchased a wholly-owned subsidiary, "Bosque Tranquilo S.A." in San Jose, Costa Rica.

The Company is a development stage company that intends to open and operate a dental clinic in Costa Rica. To date, the Company's activities have been limited to its formation and the raising of equity capital. The Company's fiscal year end is March 31.

Going Concern and Liquidity Considerations

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As at March 31, 2007, the Company had a loss from operations of $26,396, an accumulated deficit of $30,350, and working capital of $67,847 and has earned no revenues since inception. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending March 31, 2008.

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
Notes to Consolidated Financial Statements
March 31, 2007 and 2006

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

g) Property, Plant, and Equipment

Property, Plant, and equipment are stated at cost. The Company has adopted the policy of depreciation being computed by use of the straight-line method over the estimated useful lives of the assets, which is up to 5 years for equipment and the shorter of lease terms or 10 years for leasehold improvements. The depreciation expense on property and equipment was $nil for 2007 and 2006.

Coronado Corp. (A Development Stage Company)
Notes to Consolidated Financial Statements
March 31, 2007 and 2006

2. Significant Accounting Policies - Continued

h) Federal Income Taxes

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

i) Earnings (Loss) per Share

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

j) Foreign Currency Transactions

The Company's functional currency is the Costa Rican Colone. The Company's reporting currency is the U.S. Dollar. All transactions initiated in Colones are translated to U.S. Dollars in accordance with SFAS No. 52 "Foreign Currency Translation" as follows:

(i) Monetary assets and liabilities at the rate of exchange in effect at the balance sheet date;

(ii) Equity at historical rates; and

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

No significant realized exchange gains or losses were recorded in the year ended March 31, 2007 and the period ended March 31, 2006.

Coronado Corp. (A Development Stage Company)
Notes to Consolidated Financial Statements
March 31, 2007 and 2006

2. Significant Accounting Policies - Continued

k) Goodwill

The Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets", which requires that goodwill and intangible assets with indefinite lives should not be amortized but rather be tested for impairment at least annually or sooner whenever events or changes in circumstances indicate that they may be impaired.

l) Stock-Based Compensation

The Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 123(R), "Share-Based Payment", which establishes accounting for equity instruments exchanged for employee services. Under the provisions of SFAS 123(R), stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employees' requisite service period (generally the vesting period of the equity grant). The Company accounts for share-based payments to non-employees, in accordance with SFAS 123 (as originally issued) and Emerging Issues Task Force Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services". For the year ended March 31, 2007 and the period ended March 31, 2006, the Company did not have any stock-based compensation.

m) Comprehensive Income (Loss)

SFAS No. 130, "Reporting Comprehensive Income", establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. For the year ended March 31, 2007, the Company had no items of other comprehensive income. Therefore, net loss equals comprehensive loss for the year ended March 31, 2007 and the period ended March 31, 2006.

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

(vii) The fee is fixed or determinable; and

(viii) Revenue is reasonably assured.

Coronado Corp. (A Development Stage Company)
Notes to Consolidated Financial Statements
March 31, 2007 and 2006

3. Capital Stock

a) Authorized Stock

The Company has authorized 100,000,000 common shares with $0.001 par value. Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholder of the corporation is sought.

b) Share Issuances

Since the inception (January 9, 2006), to March 31, 2007, the Company has issued a total of 5,175,000 common shares (March 31, 2006 - 75,000 common shares). The Company issued 75,000, 3,000,000, and 2,100,000 commons shares at approximately $0.006, $0.01, and $0.04 per share respectively.

4. Income Taxes

The company has incurred operating losses of $30,350, which, if unutilized, will begin to expire in 2026. Future tax benefits, which may arise as a result of these losses, have not been recognized in these financial statements, and have been off set by a valuation allowance.

Details of future income tax assets are as follows:

Future income tax assets:	2007	2006
Net operating loss (from inception to March 31, 2007 and 2006)	$30,350	$3,954
Statutory tax rate (combined federal and state)	34%	34%
Non-capital tax loss	10,300	1,300
Valuation allowance	(10,300)	(1,300)
	$-	$-

The potential future tax benefits of these losses have not been recognized in these financial statements due to uncertainty of their realization. When the future utilization of some portion of the carryforwards is determined not to be "more likely than not," a valuation allowance is provided to reduce the recorded tax benefits from such assets.
5. Property, Plant, and Equipment

	2007	2006
Leasehold improvements - Work in Progress	$ 15,680	$ -
Accumulated depreciation and amortization	-	-
Net Property, plant and equipment	$ 15,680	$ -

Coronado Corp. (A Development Stage Company)
Notes to Consolidated Financial Statements
March 31, 2007 and 2006

5. Property, Plant, and Equipment - Continued

Because the leasehold improvements were still in progress and not completed, no amortization has been taken. Amortization will commence upon completion of the improvements and when they are placed in Service.

On March 29, 2007, we signed a contract to do $15,680 in leasehold improvements on our space to be used for our dental clinic.  We were required to pay $6,272 at signing; therefore, we classified the entire $15,680 as a leasehold improvement and have an offsetting short-term note payable for the remaining amount due.  The contract calls for the remaining amount to be paid in increments, based on work completion, and does not bear interest charges.  As the payments are required to be paid in full upon completion of the work, which is expected to be in June, 2007, this note was classified as a short-term liability.

6. Goodwill

During the year ended March 31, 2007, we recorded goodwill resulting from the acquisition of Bosque Tranquilo S.A. on October 12, 2007. We paid $600 for 100% ownership of Bosque Tranquilo S.A., a private company incorporated May 13, 2006 in Costa Rica with no operating history, which had a book value of $23.
7. Lease commitment

The Company leases an office space to be used for the dental clinic, in San Jose, Costa Rica.  The lease expires on January 31, 2008 with an option to renew at a 15% increase and extend until January 31, 2009, if the Company gives a 30 day written notice of extension.  The monthly rental payments are $700 and can be cancelled at any time, by the Company, with 30 days written notice.  The total lease expense paid for the year ended March 31, 2007 and the period ended March 31, 2006 was $1,400 and $nil respectively.

8. New Accounting Pronouncements

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

Coronado Corp. (A Development Stage Company)
Notes to Consolidated Financial Statements
March 31, 2007 and 2006

8. New Accounting Pronouncements - Continued

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

In February 2007, FASB issued Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities--Including an amendment of FASB Statement No. 115." This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board's long-term measurement objectives for accounting for financial instruments. SFAS 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007.

Item 8 - Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

On July 26, 2006, the Company's independent accountants, Staley Okada and Partners were dismissed from their position as accountants for the Company. The accountant's report for the period from January 9, 2006 (date of inception) through March 31, 2006 did not contain an adverse opinion or disclaimer of opinion, and was not modified as to uncertainty, audit scope, or accounting principles.

During the Company's period of operation, from inception, January 9, 2006 to the year ended March 31, 2006, and through to July 26, 2006, there were no disagreements with the former independent accountants on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Staley, Okada & Partners, would have caused Staley, Okada & Partners to make reference to the subject matter of the disagreement in its reports on our consolidated financial statements for such periods.

We delivered a copy of this report to Staley, Okada & Partners. Staley, Okada & partners issued its response on August 21, 2006. The response stated that it agreed with the foregoing disclosure.

On July 26, 2006, the Company engaged Moore and Associates as independent accountants for the Company, with the approval of our board of directors.

The above information was submitted to the SEC in a Form 8-K filed on August 8, 2006, as amended by Amendment No. 1 to Form 8-K filed on August 23, 2006.

Item 8A - Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and

15d-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared.

Additionally, there were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date. We have not identified any significant deficiencies or material weaknesses in our internal controls, and therefore there were no corrective actions taken.

Item 8B. Other Information

No items required to be reported on Form 8-K during the fourth quarter of the year covered by this report were not previously reported on Form 8-K.

PART III

Item 9 - Directors, Executive Officers, Promoters and Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act.

Directors are elected by the stockholders to a term of one year and serve until their successor is elected and qualified. Officers are elected by the Board of Directors to a term of one year and serve until their successor is duly elected and qualified, or until they are removed from office. The Board of Directors has no nominating, auditing or compensation committees.

The name, address, age and position of our officers and director is set forth below:

Name and Address             Age                 Position(s)

Alejandro Quesada             36                   President & Director

Tibas del Correo,

50 metros Norte y 25 metros al Este

San Jose, Republica de Costa Rica

Shawn Phillips                     37                  Chief Financial Officer, Secretary,

Suite #410 - 1040 West Georgia Street     Treasurer & Director

Vancouver, BC Canada V6E 4H1

The persons named above have held their offices/positions since inception of our Company and are expected to hold said offices/positions until the next annual meeting of our stockholders. The officers and directors are our only officers, directors, promoters and control persons.

Background Information about Our Officers and Directors

Alejandro Quesada

Mr. Quesada has spent the last five years studying at the Facultad Autonoma de Ciencias Odontologicas where he has just recently finished his formal education in dentistry.

During this time he has worked in the Customer Service department of a publishing company, Gold Coast Publishing, servicing English speaking customers. For the last three years he has worked as a Dental Assistant to Dr. Randall Guevara.

Mr. Quesada completed his practicum in Dentistry at the Hospital de Mexico in San Jose, Costa Rica, in December of 2006, and was awarded his doctorate and license to practice dentistry in February of 2007.

Shawn Phillips

Mr. Phillips has over 18 years experience in the direct marketing industry specializing in both business-to-business and direct to consumer mail-order sales.

He has sold millions of dollars worth of informational reports/booklets ranging from how to live a healthier and more prosperous life, to discount coupon books, financial services, semi-precious jewelry, travel information, and organic foods.

Mr. Phillips has spent three of the last six years living in San Jose Costa Rica operating a direct to consumer mail-order firm that markets various information products by mail to the United States and England. He now divides his time between Costa Rica and Vancouver, Canada, where he currently resides.

Mr. Phillips is also the President and Director of Deltron, Inc., which is quoted on the OTCBB (www.otcbb.com), under the symbol of DTRO.

Involvement in Certain Legal Proceedings

To our knowledge, during the past five years, no present or former director or executive officer of our company: (1) filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or present of such a person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer within two years before the time of such filing; (2) was convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting the following activities: (i) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment advisor, underwriter, broker or dealer in securities, or as an affiliated person, director of any investment company, or engaging in or continuing any conduct or practice in connection with such activity; (ii) engaging in any type of business practice; (iii) engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodity laws; (4) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activity; (5) was found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law and the judgment in subsequently reversed, suspended or vacate; (6) was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

Compliance with Section 16(a) of the Exchange Act

Because we do not have a class of equity securities registered pursuant to Section 12 of the Exchange Act, our executive officers, directors and persons who beneficially own more than 10% of our common stock are not required to file initial reports of ownership and reports of changes in ownership with the SEC under Seection 16(a) of the Exchange Act.

Code of Ethics

We have adopted a corporate code of ethics. We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code.

Item 10 - Executive Compensation

Currently, none of our officers and/or directors is being compensated for their services during the development stage of our business operations.

The officers and directors are reimbursed for any out-of-pocket expenses they incur on our behalf. In addition, in the future, we may approve payment of salaries for our officers and directors, but currently, no such plans have been approved. We also do not currently have any benefits, such as health insurance, life insurance or any other benefits available to our employees.

In addition, none of our officers, directors or employees is party to any employment agreements.

-----------------------------------------------------------------------------------------------------------------------

SUMMARY COMPENSATION TABLE

-----------------------------------------------------------------------------------------------------------------------
SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non- Equity Incentive Plan Compen-sation	Change in Pension Value and Non-qualified Deferred Compen-sation Earnings	All Other Compen-sation	Total
Alejandro Quesada	2007	0	0	0	0	0	0	0	0
Shawn Phillips	2007	0	0	0	0	0	0	0	0
OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END
Option Awards								Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Nuimber of Securities Underlying Unexersied Options (#) Unexercisable	Equity Incentive Plan Awards; Number of Securities Underlying Unexercisaed Unearned Options (#)	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested

Alejandro Quesada	0	0	0	0	0	0	0	0	0
Shawn Phillips	0	0	0	0	0	0	0	0	0
EXECUTIVE COMPENSATION
Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Alejandro Quesada	0	0	0	0	0	0	0
Shawn Phillips	0	0	0	0	0	0	0

Item 11 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of the date of this report, the total number of shares owned beneficially by each of our directors, officers and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The stockholders listed below have direct ownership of their shares and possess sole voting and dispositive power with respect to the shares.

Name and Address	No. of	Percentage
Beneficial Owner	Shares	of Ownership

Alejandro Quesada	1,500,000	28%
Tibas del Corre,
50 metros Norte y 25 metros al Este,
San Jose, Republica de Costa Rica

Shawn Phillips	0	0%
Suite #410
1040 West Georgia Street
Vancouver, BC
Canada V6E 4H1
-------------------------
All Officers and
Directors as a Group	1,500,000	28%

Yoenia Proenza Sanfiel(1)	1,575,000	30%
Suite #410
1040 West Georgia Street
Vancouver, BC
Canada V6E 4H1

(1) Ms. Yoenia Proenza Sanfiel is the wife of our Chief Financial Officer, Shawn Phillips.

Item 12 - Certain Relationships and Related Transactions

On February 1, 2006, 75,000 shares of Coronado Corp.'s common stock was issued to Yoenia Proenza, for incorporation costs of $454 and another 1,500,000 shares were issued to Yoenia Proenza on April 25, 2006, in exchange of $0.01 per share, or a total of $15,000 in cash. On April 25, 2006 1,500,000 shares were also issued to Alejandro Quesada, an officer, a director and the president of the company in exchange for $0.01 per share, or a total of $15,000 in cash.

Shawn Phillips, an officer and director, and Yoenia Proenza Sanfiel, a majority shareholder, are married.

Item 13 - Exhibits

The following exhibits are included with this filing:

Exhibit

Number         Description

3(i)                 Articles of Incorporation*

3(ii)                Bylaws*

10                  Lease Agreement

14                  Code of Ethics

23.1               Consent of Staley, Okada & Partners

31.1               Rule 13a-14(a)/15d-14(a) Certification

31.2               Rule 13a-14(a)/15d-14(a) Certification

32.1               Section 1350 Certification

* Included in our SB-2 filing under Commission File Number 333-135037.

Item 14 - Principal Accountant Fees and Services

Audit Fees: All fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of the registrant's annual financial statements and the review of financial statements included in the registrant's Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years.

2007: $ 4,250

2006: $ 6,714

Audit-Related Fees: All fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the registrant's financial statements and are not reported under Item 9(e)(f1) of Schedule 14A.

2007: $ 0.00

2006: $ 0.00

Tax Fees: The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning:

2007: $ 500.00 Nature of Services: None (see note below)

2006: $ 0.00 Nature of Services: None (see note below)

Preparation of the Company's corporate tax return for the fiscal year ended March 31, 2007 is currently underway.  Preparation of the corporate tax return for the period ended March 31, 2006, was not performed by the principal accountant.

All Other Fees:

2007: $ 0.00

2006: $ 0.00

(5)   Our audit committee's pre-approval policies and procedures described in paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X were that the audit committee pre-approve all accounting related activities prior to the performance of any services by any accountant or auditor.

(6)   The percentage of hours expended on the principal accountant's engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full time, permanent employees was 0%.

.

Signatures

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

June 29, 2007                                                          Coronado Corp.

By: /s/ Alejandro Quesada

______________________________

Alejandro Quesada, President and

Principal Executive Officer.

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

June 29, 2007                                                          By: /s/ Alejandro Quesada

_______________________________

Alejandro Quesada, Director, President,

Principal Executive Officer

June 29, 2007                                                          By: /s/ Shawn Phillips

_______________________________

Shawn Phillips, Director, Secretary, Treasurer,

Principal Financial Officer