Form 10KSB/A
period 2007-03-31
Coronado Corp.
filed 2007-06-29
CIK 1365022

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A

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

THE REGISTRANT HEREBY AMENDS THIS ANNUAL REPORT ON FORM 10KSB SOLELY FOR THE PURPOSE OF ADDING EXHIBIT 23.2

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

23.2               Consent of Moore & Associates

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