Form 10QSB
period 2007-06-30
Coronado Corp.
filed 2007-08-08
CIK 1365022

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES ACT OF 1934

For the quarterly period ended June 30, 2007

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

Yes X                     No ____

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: There were 5,175,000 shares of Common Stock issued and outstanding as of June 30, 2007.

Transitional Small Business Disclosure Format: Yes No _X_

PART I. FINANCIAL INFORMATION

Item 1. Interim Financial Statements

The accompanying condensed unaudited financial statements of Coronado Corp., a Nevada corporation are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the Company's most recent annual financial statements for the year ended March 31, 2007 included in a Form 10-KSB filed with the U.S. Securities and Exchange Commission ("SEC") on June 29, 2007. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying condensed financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying condensed financial statements for the quarter ended June 30, 2007 are not necessarily indicative of the operating results that may be expected for the full year ending March 31, 2008.

Coronado Corp.

(A Development Stage Company)

Interim Consolidated Balance Sheet

The accompanying notes are an integral part of these financial statements.

Coronado Corp.

(A Development Stage Company)

Interim Consolidated Statements of Operations

Unaudited

The accompanying notes are an integral part of these financial statements.

Coronado Corp.

(A Development Stage Company)

Interim Consolidated Statements of Stockholders' Equity (Deficiency)

The accompanying notes are an integral part of these financial statements.

Coronado Corp.

(A Development Stage Company)

Interim Consolidated Statements of Cash Flows

Unaudited

The accompanying notes are an integral part of these financial statements.

Coronado Corp. (A Development Stage Company)
Interim Notes to Consolidated Financial Statements
June 30, 2007
Unaudited

1. Organization

Coronado Corp. (the "Company") is a Nevada corporation incorporated on January 9, 2006. It is based in San Jose, Costa Rica. The company purchased a wholly-owned subsidiary, "Bosque Tranquilo S.A." in San Jose, Costa Rica on October 12, 2006.

The Company is a development stage company that intends to open and operate a dental clinic in Costa Rica. To date, the Company's activities have been limited to its formation and the raising of equity capital. The Company's fiscal year end is March 31.

Going Concern and Liquidity Considerations

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As at June 30, 2007, the Company had a loss from operations of $9,351, an accumulated deficit of $39,701, and working capital of $57,933 and has earned no revenues since inception. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending March 31, 2008.

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
Interim Notes to Consolidated Financial Statements
June 30, 2007
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

g) Property, Plant, and Equipment

Property, Plant, and equipment are stated at cost. The Company has adopted the policy of depreciation being computed by use of the straight-line method over the estimated useful lives of the assets, which is up to 5 years for equipment and the shorter of lease terms or 10 years for leasehold improvements. The depreciation expense on property and equipment was $nil for the period ended June 30, 2007.

Coronado Corp. (A Development Stage Company)
Interim Notes to Consolidated Financial Statements
June 30, 2007
Unaudited

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

No significant realized exchange gains or losses were recorded in the period ended June 30, 2007.

Coronado Corp. (A Development Stage Company)
Interim Notes to Consolidated Financial Statements
June 30, 2007
Unaudited

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

l) Stock-Based Compensation

The Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 123(R), "Share-Based Payment", which establishes accounting for equity instruments exchanged for employee services. Under the provisions of SFAS 123(R), stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employees' requisite service period (generally the vesting period of the equity grant). The Company accounts for share-based payments to non-employees, in accordance with SFAS 123 (as originally issued) and Emerging Issues Task Force Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services". For the period ended June 30, 2007, the Company did not have any stock-based compensation.

m) Comprehensive Income (Loss)

SFAS No. 130, "Reporting Comprehensive Income", establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. For the period ended June 30, 2007, the Company had no items of other comprehensive income. Therefore, net loss equals comprehensive loss for the period ended June 30, 2007.

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
Interim Notes to Consolidated Financial Statements
June 30, 2007
Unaudited

3. Capital Stock

a) Authorized Stock

The Company has authorized 100,000,000 common shares with $0.001 par value. Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholder of the corporation is sought.

b) Share Issuances

Since the inception (January 9, 2006), to June 30, 2007, the Company has issued a total of 5,175,000 common shares. The Company issued 75,000, 3,000,000, and 2,100,000 common shares at approximately $0.006, $0.01, and $0.04 per share respectively.

4. Income Taxes

The company has incurred operating losses of $39,701, which, if unutilized, will begin to expire in 2026. Future tax benefits, which may arise as a result of these losses, have not been recognized in these financial statements, and have been off set by a valuation allowance.

Details of future income tax assets are as follows:

Future income tax assets:	2007
Net operating loss (from inception to June 30, 2007)	$39,701
Statutory tax rate (combined federal and state)	34%
Non-capital tax loss	13,498
Valuation allowance	(13,498)
$-

The potential future tax benefits of these losses have not been recognized in these financial statements due to uncertainty of their realization. When the future utilization of some portion of the carryforwards is determined not to be "more likely than not," a valuation allowance is provided to reduce the recorded tax benefits from such assets.

5. Property, Plant, and Equipment

2007
Leasehold improvements - Work in Progress	$ 16,243
Accumulated depreciation and amortization	-
Net Property, plant and equipment	$ 16,243

Coronado Corp. (A Development Stage Company)
Interim Notes to Consolidated Financial Statements
June 30, 2007
Unaudited

5. Property, Plant, and Equipment - Continued

Because the leasehold improvements were still in progress and not completed, no amortization has been taken. Amortization will commence upon completion of the improvements and when they are placed in Service.

On March 29, 2007, we signed a contract to do $15,680 in leasehold improvements on our space to be used for our dental clinic.  We were required to pay $6,272 at signing; therefore, we classified the entire $15,680 as a leasehold improvement and have an offsetting short-term note payable for the remaining amount due.  The contract calls for the remaining amount to be paid in increments, based on work completion, and does not bear interest charges.  As the payments are required to be paid in full upon completion of the work, which was completed in July, 2007, this note was classified as a short-term liability.

6. Goodwill

We recorded goodwill resulting from the acquisition of Bosque Tranquilo S.A. on October 12, 2006. We paid $600 for 100% ownership of Bosque Tranquilo S.A., a private company incorporated May 13, 2006 in Costa Rica with no operating history, which had a book value of $23.

7. Lease commitment

The Company leases an office space to be used for the dental clinic, in San Jose, Costa Rica.  The lease expires on January 31, 2008 with an option to renew at a 15% increase and extend until January 31, 2009, if the Company gives a 30 day written notice of extension.  The monthly rental payments are $700 and can be cancelled at any time, by the Company, with 30 days written notice.  The total lease expense paid for the period ended June 30, 2007 was $2,100.

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
Interim Notes to Consolidated Financial Statements
June 30, 2007
Unaudited

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

Item 2. Plan of Operation

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

Results of Operations

Our cash in the bank at June 30, 2007, was $63,163. In order to satisfy our cash requirements, we completed our offering pursuant to our SB-2 Registration Statement, which became effective on July 31, 2006. At the close of the offering on November 15, 2006, 2,100,000 shares were issued to 38 shareholders at $0.04 per share for proceeds of $84,000.

For the period from inception (January 9,2006) to June 30, 2007, we had no revenues and incurred net operating losses of $39,701 consisting of general operating expenses incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports.

Net cash provided by financing activities since inception (January 9,2006) through June 30, 2007 was $114,454, consisting of $30,454 raised from the private sale of stock to our officers and directors, and $84,000 raised pursuant to our SB-2 Registration Statement.

The following table provides selected financial data about our company as of and for the nine-month period ended June 30, 2007.

Balance Sheet Data:	June 30, 2007

Cash	$63,163
Total assets	$82,760
Total liabilities	$8,007
Stockholders' equity	$74,753

Our auditors have issued a going concern opinion on our March 31, 2007 audited financial statements, refer to note 1. Our auditors have expressed the opinion that in our current state, there is substantial doubt about our ability to continue as a going concern.

Plan of Operation

We are a start-up, development stage corporation and have not yet generated or realized any revenues from our business operations. Our plan over the next 12 months is to build a dental clinic in Costa Rica and market our services to the public via newspaper advertising, word of mouth, and brochures placed in hotel lobbies in order to generate revenue.

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

Accordingly, we may have to raise sufficient capital from sources other than from the sale of dental services to patients. Our only other source for cash at this time is investments by others. We raised $84,000 from our public offering. Under the offering that closed November 15th, 2007, we sold 2,100,000 common shares at $0.04 per share thus we have a total of 5,175,000 shares issued and outstanding to 39 shareholders (including the 2 directors of the company). As of June 30th, 2007, we had cash on hand of $63,163. This may not enable us to fund operations for the next twelve months, if we are unable to generate enough revenues to cover our expenses, and we may have to rely on additional loans from our directors, a second public offering, or a private placement of securities.

We have used the above-mentioned funds to complete lease-hold upgrades and renovations to our dental clinic in San Jose, Costa Rica, as well as to purchase dental equipment for the clinic in July of 2007.

Our target is to have our license to operate by December of 2007. It is our intention therefore that we will start generating revenues in January of 2008.

As we have raised the required minimum of $65,000 or the sale of 40% of our offering, we have commenced with operations by hiring a construction firm, Camacho Construccion S.A., which has completed the lease-hold improvements and renovations to the office space we have leased in San Jose by constructing a three chair dental clinic in July of 2007.

As of June 30th, 2007, Coronado Corp had $63,163 in cash.

It was our intention to raise the entire $162,500 as permitted under our offering, however, we raised $84,000, prior to closing our offering November 15th, 2006, and we have begun to implement our plan by building a three chair dental clinic.

In August of 2007 we will apply for an operating permit from the Department of Health in Costa Rica. This is a process that can take as long as five months, and we anticipate receiving a license to operate by December of 2007. At that time we will hire a Dental Assistant and we will start promoting our services to the public by way of newspaper advertising, word of mouth, placement of brochures in hotel lobbies and a large billboard sign that will be erected in front of the clinic.

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

If we are unable to generate enough revenue to stay in business, or if we run out of cash before our dental clinic is licensed to operate, we will have to find alternative sources for money, like a second public offering, a private placement of securities or loans from our officers or others. Equity financing could result in additional dilution to existing shareholders.

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

If we are unable to pay for our expenses because we do not have enough money, we will cease operations until we raise more money. If we cannot or do not raise more money, we will be forced to cease operations.

We do not intend to hire any employees at this time. All of the construction work on the leased office space was conducted by an unaffiliated independent contractor, Camacho Construccion S.A., who has been hired by Bosque Tranquilo SA, a wholly owned subsidiary of Coronado Corp. Camacho Construccion S.A. was responsible for the construction, contracting tradesmen and sub-contractors, as well as the hiring and supervision of the labor used for the renovation work.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

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

g) Property, Plant, and Equipment

Property, Plant, and equipment are stated at cost. The Company has adopted the policy of depreciation being computed by use of the straight-line method over the estimated useful lives of the assets, which is up to 5 years for equipment and the shorter of lease terms or 10 years for leasehold improvements. The depreciation expense on property and equipment was $nil for the period ended June 30, 2007.

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

No significant realized exchange gains or losses were recorded in the period ended June 30, 2007.

k) Goodwill

The Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets", which requires that goodwill and intangible assets with indefinite lives should not be amortized but rather be tested for impairment at least annually or sooner whenever events or changes in circumstances indicate that they may be impaired.

l) Stock-Based Compensation

The Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 123(R), "Share-Based Payment", which establishes accounting for equity instruments exchanged for employee services. Under the provisions of SFAS 123(R), stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employees' requisite service period (generally the vesting period of the equity grant). The Company accounts for share-based payments to non-employees, in accordance with SFAS 123 (as originally issued) and Emerging Issues Task Force Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services". For the period ended June 30, 2007, the Company did not have any stock-based compensation.

m) Comprehensive Income (Loss)

SFAS No. 130, "Reporting Comprehensive Income", establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. For the period ended June 30, 2007, the Company had no items of other comprehensive income. Therefore, net loss equals comprehensive loss for the period ended June 30, 2007.

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

Exhibit

Number Description

3.1 Articles of Incorporation*

3.2 Bylaws*

31 Rule 13a-14(a)/15d-14a(a) Certifications

32 Section 1350 Certifications

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

August 7, 2007                                                        Coronado Corp., Registrant

By: /s/ Alejandro Quesada

______________________________

Alejandro Quesada, Director, President.

Principal Executive Officer.

August 7, 2007                                                          By: /s/ Shawn Phillips

_______________________________

Shawn Phillips, Director, Secretary, Treasurer.

Principal Financial Officer