Form 10QSB
period 2007-12-31
Coronado Corp.
filed 2008-02-07
CIK 1365022

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

Commission file number 333-135037

CORONADO CORP.

(Exact name of small business issuer as specified in its charter)

Nevada                      98-0485668

(State of                     (IRS Employer

 Incorporation)             (ID Number)

Tibas del Correo, 50 metros Norte y 25 metros al Este,

San Jose, República de Costa Rica

 (Address of principal executive offices)

(702) 987-1847

(Issuer’s Telephone Number, Including Area Code)

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

Yes     X      No  ____

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  There were 5,175,000 shares of Common Stock issued and outstanding as of January 31, 2008.

Transitional Small Business Disclosure Format:

Yes          No _X_

PART I. FINANCIAL INFORMATION

Item 1.    Interim Financial Statements

The accompanying condensed unaudited financial statements of Coronado Corp., a Nevada corporation are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the Company's most recent annual financial statements for the year ended March 31, 2007 included in a Form 10-KSB filed with the U.S. Securities and Exchange Commission (“SEC”) on June 29, 2007.  In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying condensed financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying condensed financial statements for the period ended December 31, 2007 are not necessarily indicative of the operating results that may be expected for the full year ending March 31, 2008.

CORONADO CORP.

(A Development Stage Company)

INTERIM CONSOLIDATED

FINANCIAL STATEMENTS

DECEMBER 31, 2007

Unaudited

Coronado Corp.

(A Development Stage Company)

Interim Consolidated Balance Sheet

ASSETS
	As at	As at
	December 31,	March 31,
	2007	2007
	Unaudited	Audited

CURRENT ASSETS
Cash and cash equivalents	$31,390	$79,735
Prepaid expenses	700	2,877
Total current assets	32,090	82,612

Property, plant, and equipment, net (Note 5)	17,949	15,680
Goodwill (Note 6)	577	577

TOTAL ASSETS	$50,616	$98,869

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$535	$2,857
Accrued liabilities	1,000	2,500
Short-term note payable (leasehold)	-	9,408
Total liabilities	1,535	14,765

Commitment (Note 7)	-	-

STOCKHOLDERS' EQUITY
Capital Stock (Note 3)
Authorized:
100,000,000 common shares, $0.001 par value
Issued and outstanding shares:
5,175,000 common shares	5,175	5,175
Additional paid-in capital	109,279	109,279
Deficit accumulated during the development stage	(65,373)	(30,350)
Total Equity	49,081	84,104

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$50,616	$98,869

The accompanying notes are an integral part of these financial statements.

Coronado Corp.

(A Development Stage Company)

Interim Consolidated Statements of Operations

Unaudited

					Cumulative from
					Inception
	Three Months Ended		Nine Months Ended		(January 9, 2006)
	December 31,		December 31,		to December 31,
	2007	2006	2007	2006	2007

EXPENSES
Professional fees	$1,477	$3,593	$9,590	$12,959	$35,992
General and administrative	11,145	306	25,433	355	29,381

Loss for the Period	$(12,622)	$(3,889)	$(35,023)	$(13,314)	$(65,373)

PER SHARE DATA:

Basic and diluted loss per share	$(0.002)	$(0.001)	$(0.007)	$(0.004)

Weighted average number of
common shares outstanding	5,175,000	4,728,709	5,175,000	3,406,889

The accompanying notes are an integral part of these financial statements.

Coronado Corp.

(A Development Stage Company)

Interim Consolidated Statements of Stockholders’ Equity (Deficit)

For the Period of Inception (January 9, 2006) to December 31, 2007

				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-in	Development
	Shares	Amount	Capital	Stage	Total

Inception - January 9, 2006	-	$-	$-	$-	$-
Common shares issued for cash
at approximately $0.006 per share	75,000	454	-	-	454
Restatement for change to $0.001
par value from no par value	-	(379)	379	-	-
Loss for the period	-	-	-	(3,954)	(3,954)

Balance - March 31, 2006 (audited)	75,000	$75	$379	$(3,954)	$(3,500)

Common shares issued for cash
at $0.01 per share	3,000,000	3,000	27,000	-	30,000
Common shares issued for cash
at $0.04 per share	2,100,000	2,100	81,900	-	84,000
Loss for the year	-	-	-	(26,396)	(26,396)

Balance - March 31, 2007 (audited)	5,175,000	$5,175	$109,279	$(30,350)	$84,104

Loss for the period	-	-	-	(35,023)	(35,023)

Balance - December 31, 2007 (unaudited)	5,175,000	$5,175	$109,279	$(65,373)	$49,081

The accompanying notes are an integral part of these financial statements.

Coronado Corp.

(A Development Stage Company)

Interim Consolidated Statements of Cash Flows

Unaudited

			Cumulative
			from Inception
	Nine Months Ended		(January 9, 2006)
	December 31,		to December 31,
	2007	2006	2007

CASH FLOWS FROM OPERATING ACTIVITIES

Loss for the period	$(35,023)	$(13,314)	$(65,373)

Adjustment to Reconcile Net Income to Cash Generated by
Operating Activities:
Depreciation and amortization	15,229	-	15,229
Changes in Operating Assets and Liabilities:
(Increase) decrease in prepaid expenses	2,177	-	(700)
Increase (decrease) in accounts payable	(2,322)	888	535
Increase (decrease) in accrued liabilities	(1,500)	(2,750)	1,000
Decrease in short-term note payable (leasehold)	(9,408)	-	-
Net cash used in operating activities	(30,847)	(15,176)	(49,309)

CASH FLOWS FROM INVESTING ACTIVITIES

Leasehold improvements	(563)	-	(16,243)
Machinery and equipment	(16,935)	-	(16,935)
Goodwill	-	(577)	(577)
Net cash used in investing activities	(17,498)	(577)	(33,755)

CASH FLOWS FROM FINANCING ACTIVITIES

Common stock issued for cash	-	114,000	114,454
Net cash provided by financing activities	-	114,000	114,454

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(48,345)	98,247	31,390

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	79,735	-	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$31,390	$98,247	$31,390

Supplemental Cash Flow Disclosures:

Cash paid for:
Interest expense	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

Coronado Corp.

(A Development Stage Company)

Interim Notes to Consolidated Financial Statements

December 31, 2007

1.

Organization and Going Concern

Coronado Corp. (the “Company”) is a Nevada corporation incorporated on January 9, 2006.  It is based in San Jose, Costa Rica.  The company purchased a wholly-owned subsidiary, “Bosque Tranquilo S.A.” in San Jose, Costa Rica on October 12, 2006.

The Company is a development stage company that intends to open and operate a dental clinic in Costa Rica.  To date, the Company’s activities have been limited to its formation and the raising of equity capital.  The Company’s fiscal year end is March 31.

Going Concern and Liquidity Considerations

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business.  As at December 31, 2007, the Company had a loss from operations of $35,023, an accumulated deficit of $65,373, and working capital of $30,555 and has earned no revenues since inception.  The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending March 31, 2008.

The ability of the Company to emerge from the development stage is dependent upon, among other things, obtaining additional financing to continue operations, and development of its business plan.

In response to these problems, management intends to raise additional funds through public or private placement offerings.

These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Coronado Corp.

(A Development Stage Company)

Interim Notes to Consolidated Financial Statements

December 31, 2007

2.

Significant Accounting Policies - Continued

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

Fair Value of Financial Instruments and Derivative Financial Instruments

The Company has adopted Statement of Financial Accounting Standards (“SFAS”) Number 119, “Disclosure About Derivative Financial Instruments and Fair Value of Financial Instruments.”  The carrying amount of accrued liabilities approximates its fair value because of the short maturity of this item.  Certain fair value estimates may be subject to and involve, uncertainties and matters of significant judgment, and, therefore, cannot be determined with precision.  Changes in assumptions could significantly affect these estimates.  The Company does not hold or issue financial instruments for trading purposes, nor does it utilize derivative instruments in the management of its foreign exchange, commodity price or interest rate market risks.

Segmented Reporting

SFAS Number 131, “Disclosure About Segments of an Enterprise and Related Information”, changed the way public companies report information about segments of their business in their quarterly reports issued to shareholders.  It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues and its major customers.  The Company presently operates only in Costa Rica.

Property, Plant, and Equipment

Property, Plant, and equipment are stated at cost. The Company has adopted the policy of depreciation being computed by use of the straight-line method over the estimated useful lives of the assets, which is up to 5 years for equipment and the shorter of lease terms or 10 years for leasehold improvements. The depreciation expense on property and equipment was $15,229 for the period ended December 31, 2007.

Federal Income Taxes

Deferred income taxes are reported for timing differences between items of income or expense reported in the financial statements and those reported for income tax purposes in accordance with SFAS Number 109, “Accounting for Income Taxes”, which requires the use of the asset/liability method of accounting for income taxes.  Deferred income taxes and tax benefits are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax loss and credit carryforwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The Company provides for deferred taxes for the estimated future tax effects attributable to temporary differences and carryforwards when realization is more likely than not.

Coronado Corp.

(A Development Stage Company)

Interim Notes to Consolidated Financial Statements

December 31, 2007

2.

Significant Accounting Policies – Continued

Earnings (Loss) per Share

The Company has adopted Financial Accounting Standards Board (“FASB”) Statement Number 128, “Earnings per Share,” (“EPS”) which requires presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.  In the accompanying financial statements, basic earnings (loss) per share is computed by dividing net income/loss by the weighted average number of shares of common stock outstanding during the period.

Foreign Currency Transactions

The Company’s functional currency is the Costa Rican Colone. The Company’s reporting currency is the U.S. Dollar.  All transactions initiated in Colones are translated to U.S. Dollars in accordance with SFAS No. 52 “Foreign Currency Translation” as follows:

(i)

Monetary assets and liabilities at the rate of exchange in effect at the balance sheet date;

(ii)

Equity at historical rates; and

(iii)

Revenue and expense items at the average rate of exchange prevailing during the period.

Adjustments arising from such translations are deferred until realization and are included as a separate component of stockholders’ equity as a component of comprehensive income or loss.  Therefore, translation adjustments are not included in determining net income (loss) but reported as other comprehensive income.

For foreign currency transactions, the Company translates these amounts to the Company’s functional currency at the exchange rate effective on the invoice date.  If the exchange rate changes between the time of purchase and the time actual payment is made, a foreign exchange transaction gain or loss results which is included in determining net income for the period.

No significant realized exchange gains or losses were recorded from inception (January 9, 2006) to the period ended December 31, 2007.

Goodwill

The Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”, which requires that goodwill and intangible assets with indefinite lives should not be amortized but rather be tested for impairment at least annually or sooner whenever events or changes in circumstances indicate that they may be impaired.

Comprehensive Income (Loss)

SFAS No. 130, “Reporting Comprehensive Income”, establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements.  From inception (January 9, 2006) to December 31, 2007, the Company had no items of other comprehensive income.  Therefore, net loss equals comprehensive loss from inception (January 9, 2006) to December 31, 2007.

Coronado Corp.

(A Development Stage Company)

Interim Notes to Consolidated Financial Statements

December 31, 2007

2.

Significant Accounting Policies – Continued

Revenue Recognition

The Company recognizes revenue from the sale of products and services in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104 (“SAB 104”), “Revenue Recognition in Financial Statements.”  Revenue will consist of dental services income and will be recognized only when all of the following criteria have been met:

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

Share Issuances

Since the inception (January 9, 2006), to December 31, 2007, the Company has issued a total of 5,175,000 common shares. The Company issued 75,000, 3,000,000, and 2,100,000 common shares at approximately $0.006, $0.01, and $0.04 per share respectively.

4.

Income Taxes

The company has incurred operating losses of $65,373, which, if unutilized, will begin to expire in 2026.  Future tax benefits, which may arise as a result of these losses, have not been recognized in these financial statements, and have been offset by a valuation allowance.

Details of future income tax assets are as follows:

Future income tax assets:	2007
Net operating loss (from inception to December 31, 2007)	$65,373
Statutory tax rate (combined federal and state)	34%
Non-capital tax loss	22,227
Valuation allowance	(22,227)
$-

The potential future tax benefits of these losses have not been recognized in these financial statements due to uncertainty of their realization.  When the future utilization of some portion of the carryforwards is determined not to be “more likely than not,” a valuation allowance is provided to reduce the recorded tax benefits from such assets.

Coronado Corp.

(A Development Stage Company)

Interim Notes to Consolidated Financial Statements

December 31, 2007

5.

Property, Plant, and Equipment, Net

	December 31, 2007	March 31, 2007
Machinery and equipment	$ 16,935	$ -
Leasehold improvements	16,243	15,680
	33,178	15,680
Accumulated depreciation and amortization	(15,229)	-

Net property, plant, and equipment	$ 17,949	$ 15,680

6.

Goodwill

We recorded goodwill, of $577, resulting from the acquisition of Bosque Tranquilo S.A. on October 12, 2006.  We paid $600 for 100% ownership of Bosque Tranquilo S.A., a private company incorporated May 13, 2006 in Costa Rica with no operating history, which had a book value of $23.

7.

Lease commitment

The Company leases an office space to be used for the dental clinic, in San Jose, Costa Rica.  The lease expired on January 31, 2008.  The Company has exercised their lease option, thereby extending this lease until January 31, 2009.  The monthly rental payments are $700 and can be cancelled at any time, by the Company, with 30 days written notice.  The total lease expense paid for the period ended December 31, 2007 was $6,300.

8.

New Accounting Pronouncements

Recent accounting pronouncements that are listed below did and/or are not currently expected to have a material effect on the Company’s financial statements.

FASB Statements:

In December 2007, FASB issued Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51.” This statement amends ARB No. 51 to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards of the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent.  SFAS 160 is effective for fiscal years, and interim periods with those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends).

In December 2007, FASB issued a revision to Financial Accounting Standards No. 141 (revised 2007), “Business Combinations.”  The objective of this Statement is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

8.

New Accounting Pronouncements – Continued

In February 2007, FASB issued Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115.”  This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments.  SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.

In September 2006, FASB issued Financial Accounting Standards No. 157, “Fair Value Measurements.”   This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice.  SFAS 157 is effective in the first fiscal year that begins after November 15, 2007.

Item 2.   Plan of Operation

This report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance.  Forward-looking statements are often identified by words such as:  believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events.  You should not place any undue certainty on these forward-looking statements, which apply only as of the date of this quarterly.  These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our predictions.

Results of Operations

Our cash in the bank at December 31, 2007, was $31,390. In order to satisfy our cash requirements, we completed our offering pursuant to our SB-2 Registration Statement, which became effective on July 31, 2006.  At the close of the offering on November 15, 2006, 2,100,000 shares were issued to independent shareholders at $0.04 per share for proceeds of $84,000.

For the period from inception (January 9,2006) to December 31, 2007, we had no revenues and incurred net operating losses of $65,373 consisting of general operating expenses and professional fees incurred in connection with the day-to-day operation of our business and the preparation and filing of our periodic reports.

Net cash provided by financing activities since inception (January 9,2006) through December 31, 2007 was $114,454, consisting of $30,454 raised from the private sale of stock to our officers and directors, and $84,000 raised pursuant to our SB-2 Registration Statement.

The following table provides selected financial data about our company as of and for the nine-month period ended December 31, 2007.

Balance Sheet Data:	December 31, 2007

Cash	$31,390
Total assets	$50,616
Total liabilities	$1,535
Stockholders' equity	$49,081

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

Accordingly, we may have to raise sufficient capital from sources other than from the sale of dental services to patients. Our only other source for cash at this time is investments by others. We raised $84,000 from our public offering. Under the offering that closed November 15, 2006, we sold 2,100,000 common shares at $0.04 per share, thus we have a total of 5,175,000 shares issued and outstanding to 35 shareholders (including the Company’s two directors). As of December 31, 2007, we had cash on hand of $31,390, which may not enable us to fund operations for the next twelve months.  If we are unable to generate enough revenues to cover our expenses, then we may have to rely on additional loans from our directors, a second public offering, or a private placement of securities.

We have used the above-mentioned funds to complete lease-hold upgrades and renovations to our dental clinic in San Jose, Costa Rica, as well as to purchase dental equipment for the clinic in July of 2007.

The dental equipment was installed in July of 2007 at which time we applied for our license to operate from the Ministry of Health, which was granted in December of 2007.  Our target is to be offering our services to the public and begin generating revenues by March of 2008.

As we have raised the required minimum of $65,000 or the sale of 40% of our offering, we commenced with operations by hiring a construction firm, Camacho Construccion S.A., to conduct renovations to the office space which we have leased by constructing a three chair dental clinic.  These renovations were completed in July of 2007.

As of December 31st, 2007, Coronado Corp had $31,390 in cash.

It was our intention to raise the entire $162,500 as permitted under our offering, however, we raised $84,000, prior to closing our offering November 15, 2006, and we have begun to implement our plan by building a three chair dental clinic with all the necessary equipment.

In August 2007, we applied for an operating permit from the Department of Health in Costa Rica, and received said license to operate in December of 2007. At present we are looking to hire a Dental Assistant and another dentist to work in the clinic in conjunction with Dr. Quesada, the company’s president. We will begin to promote our services to the public by way of newspaper advertising, word of mouth, placement of brochures in hotel lobbies and a large billboard sign that will be erected in front of the clinic once we have hired another dentist and dental assistant.

We feel that our advertising efforts will be an important part to the success of our business development, acting as an effective way to introduce Coronado Corp and its services to the public. Our advertising will promote high quality dental work at a reasonable price. Special emphasis will be placed on cosmetic "Movie Star Teeth" procedures such as teeth cleaning, whitening, porcelain crowns and veneers. We anticipate that we will begin to generate revenues by April of 2008.

Also important to the successful development of our business is the hiring of another dentist and Dental Assistant:  While Dr. Quesada, the Company’s president and chief dentist, will be heading operations at the clinic and providing dental services to patients, the hiring of another dentist will help to maximize our profit potential by making full use of the clinic’s three dental chairs.  As well, an efficient dental assistant will be an important part of our operations by providing assistance to the dentists while they are conducting certain dental procedures, organizing appointments and collections, and handling basic office duties.

The difference between having the ability to sustain our cash flow requirements over the next twelve months and the need for additional outside funding will depend on how fast we are able to generate revenue.

If we are unable to generate enough revenue to stay in business, or run out of cash before we hire a dental assistant and another dentist, we will have to find alternative sources for money, like a second public offering, a private placement of securities or loans from our officers or others. Equity financing could result in additional dilution to existing shareholders.

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

The hiring of a dental assistant and another dentist will be conducted by Dr. Quesada, the company’s president, and is expected to be completed by March of 2008.

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

Fair Value of Financial Instruments and Derivative Financial Instruments

The Company has adopted Statement of Financial Accounting Standards (“SFAS”) Number 119, “Disclosure About Derivative Financial Instruments and Fair Value of Financial Instruments.”  The carrying amount of accrued liabilities approximates its fair value because of the short maturity of this item.  Certain fair value estimates may be subject to and involve, uncertainties and matters of significant judgment, and, therefore, cannot be determined with precision.  Changes in assumptions could significantly affect these estimates.  The Company does not hold or issue financial instruments for trading purposes, nor does it utilize derivative instruments in the management of its foreign exchange, commodity price or interest rate market risks.

Segmented Reporting

SFAS Number 131, “Disclosure About Segments of an Enterprise and Related Information”, changed the way public companies report information about segments of their business in their quarterly reports issued to shareholders.  It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues and its major customers.  The Company presently operates only in Costa Rica.

Property, Plant, and Equipment

Property, Plant, and equipment are stated at cost. The Company has adopted the policy of depreciation being computed by use of the straight-line method over the estimated useful lives of the assets, which is up to 5 years for equipment and the shorter of lease terms or 10 years for leasehold improvements. The depreciation expense on property and equipment was $15,229 for the period ended December 31, 2007.

Federal Income Taxes

Deferred income taxes are reported for timing differences between items of income or expense reported in the financial statements and those reported for income tax purposes in accordance with SFAS Number 109, “Accounting for Income Taxes”, which requires the use of the asset/liability method of accounting for income taxes.  Deferred income taxes and tax benefits are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax loss and credit carryforwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The Company provides for deferred taxes for the estimated future tax effects attributable to temporary differences and carryforwards when realization is more likely than not.

Earnings (Loss) per Share

The Company has adopted Financial Accounting Standards Board (“FASB”) Statement Number 128, “Earnings per Share,” (“EPS”) which requires presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.  In the accompanying financial statements, basic earnings (loss) per share is computed by dividing net income/loss by the weighted average number of shares of common stock outstanding during the period.

Foreign Currency Transactions

The Company’s functional currency is the Costa Rican Colone. The Company’s reporting currency is the U.S. Dollar.  All transactions initiated in Colones are translated to U.S. Dollars in accordance with SFAS No. 52 “Foreign Currency Translation” as follows:

(i)

Monetary assets and liabilities at the rate of exchange in effect at the balance sheet date;

(ii)

Equity at historical rates; and

(iii)

Revenue and expense items at the average rate of exchange prevailing during the period.

Adjustments arising from such translations are deferred until realization and are included as a separate component of stockholders’ equity as a component of comprehensive income or loss.  Therefore, translation adjustments are not included in determining net income (loss) but reported as other comprehensive income.

For foreign currency transactions, the Company translates these amounts to the Company’s functional currency at the exchange rate effective on the invoice date.  If the exchange rate changes between the time of purchase and the time actual payment is made, a foreign exchange transaction gain or loss results which is included in determining net income for the period.

No significant realized exchange gains or losses were recorded from inception (January 9, 2006) to the period ended December 31, 2007.

Goodwill

The Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”, which requires that goodwill and intangible assets with indefinite lives should not be amortized but rather be tested for impairment at least annually or sooner whenever events or changes in circumstances indicate that they may be impaired.

Comprehensive Income (Loss)

SFAS No. 130, “Reporting Comprehensive Income”, establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements.  From inception (January 9, 2006) to December 31, 2007, the Company had no items of other comprehensive income.  Therefore, net loss equals comprehensive loss from inception (January 9, 2006) to December 31, 2007.

Revenue Recognition

The Company recognizes revenue from the sale of products and services in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104 (“SAB 104”), “Revenue Recognition in Financial Statements.”  Revenue will consist of dental services income and will be recognized only when all of the following criteria have been met:

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

PART II – OTHER INFORMATION

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

32

Section 1350 Certifications

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

February 6, 2008                       Coronado Corp., Registrant

By:

/s/ Alejandro Quesada

______________________________

Alejandro Quesada, Director, President.

Principal Executive Officer.

February 6, 2008                       By:        /s/ Shawn Phillips

_______________________________

Shawn Phillips, Director, Secretary, Treasurer.

Principal Financial Officer, Principal Accounting

Officer.