Form 10-K
period 2008-03-31
Coronado Corp.
filed 2008-06-30
CIK 1365022

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[x] Annual report pursuant to Section 13 or 15(d) of the securities exchange act of 1934 for the fiscal year ended March 31, 2008.

¨ Transition report under Section 13 or 15(d) of the securities exchange act of 1934

Commission File No. 333-135037

CORONADO CORP.
(Exact name of registrant as specified in its charter)

Nevada	98-0485668
State or other jurisdiction of incorporation or organization	IRS Employer Identification No.

Tibas del Correo, 50 metros Norte y 25 metros al Este,
San José, República de Costa Rica
(Address of principal executive offices)

Registrant’s telephone number, including area code: 702-987-1847

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

[  ]  Yes  [X]  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  [  ]  Yes  [X]  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[X]  Yes

[  ]  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer	[ ](Do not check if a smaller reporting company)	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

[ X] Yes

[ ]  No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold. $84,000 (2,100,000 common shares sold @ $0.04 per share)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of May 31, 2008, the registrant had 5,175,000 shares of common stock issued and outstanding.

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this annual report on Form 10-K contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, our ability to consummate a merger or business combination, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Readers should carefully review this annual report in its entirety, including but not limited to our financial statements and the notes thereto. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. For any forward-looking statements contained in any document, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

PART I

ITEM 1.  BUSINESS

General Information

Coronado Corp was incorporated in the State of Nevada on January 9th, 2006.  We were formed as a health services company that intends to build and operate a dental clinic in Costa Rica.  We raised $84,000 from our initial public offering, and with this money we leased an office space in San Jose, Costa Rica, in February of 2007, which we subsequently renovated and installed dental equipment sufficient to operate a three chair dental clinic.  We are currently in the process of hiring a dentist and a dental assistant to work in the clinic, and we intend to begin generating revenues by offering our services to the public in September of 2008.

Coronado Corp’s principal place of business and corporate offices are located at Tibas del Correo, 50 metros Norte y 25 metros al Este, San Jose, Republic of Costa Rica, telephone number 702-987-1847.  The office space is a 200 square foot room in a 3,000 square foot house (the home of a relative of the company’s president) that has been made available for use by Coronado Corp, free of charge.  Our fiscal year end is March 31st.

As of March 31, 2008, we had generated no revenues.  We have been issued an opinion by our auditor that raises substantial doubt about our ability to continue as a going concern based on our current financial position.  See Note 1 of our financial statements.

We have a total of 100,000,000 authorized common shares with a par value of $0.001 per share and 5,175,000 common shares issued and outstanding as of March 31, 2008.

We have completed a form SB-2 Registration Statement under the Securities Act of 1933 with the U.S. Securities and Exchange Commission registering 4,062,500 shares (minimum of 1,625,000) of our common stock in connection with an offering of the 4,062,500 shares at a price of $0.04 per share. On November 15, 2006, we had closed the offering and raised a total of $84,000 on the issuance of the 2,100,000 shares.

Business Development

Coronado Corp was incorporated in the State of Nevada on January 9, 2006, and our fiscal year-end is March 31st.  The company’s administrative offices are located at Tibas del Correo, 50 metros Norte y 25 metros al Este, San Jose, Republic of Costa Rica, the telephone number is  702-987-1847.

Coronado Corp has no revenues and limited operations.  We have sustained losses since inception, January 9, 2006, to March 31st, 2008 of $76,047 and rely solely upon the sale of securities and loans from our corporate officers and directors for funding.

Coronado Corp purchased a wholly owned subsidiary, Bosque Tranquilo S.A. on October 12, 2006 in San Jose, Costa Rica, a company of which Coronado Corp owns 100% of the shares.   This company was used for leasing of the office space for our dental clinic in San Jose, Costa Rica.

Coronado Corp has never declared bankruptcy, been in receivership, or involved in any kind of legal proceeding. The Company, its directors, officers, affiliates and promoters do not presently intend to enter into negotiations or discussions with representatives or owners of any other businesses or companies regarding the possibility of an acquisition or merger.

Principal Products, Services and Their Markets

Coronado Corp is a health services company that intends to operate a dental clinic in Costa Rica.  We will accomplish this goal by offering our dental services to the public via word of mouth and advertising in English speaking newspapers and hotels.

The office space that we have leased and the clinic that we have built will be owned by Bosque Tranquilo S.A., a company that Coronado Corp. purchased on October 12th 2006,  the shares of which are 100% owned by Coronado Corp.

Upon the closing of our offering on November 15, 2006 we had raised a total of $84,000 from the sale of 2,100,000 common shares, or approximately 52% of the offering.  In accordance with our prospectus dated July 31, 2006 we have used the proceeds of this offering to build a dental clinic and we anticipate offering our services to the public in September of 2008.

In March of 2007, Coronado Corp hired the services of Camacho Construccion SA., a construction contractor in Costa Rica who specializes in renovating and building medical services clinics, to build the dental clinic in San Jose, which was completed in July of 2007.  We installed the equipment for the clinic in July of 2007 and our license to operate was issued by the Department of Health in December of 2007. Our primary focus at this time is to hire a dentist and a dental assistant to work in the clinic, which we anticipate will be accomplished in August 2008.  As such, we anticipate generating revenue by offering our services to the public by September 2008.

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

Coronado Corp will offer services to its patients that fall into the category of “General Dentistry” as defined by the Ministry of Health in Costa Rica, meaning that our clinic will not provide any service that requires a dental surgeon or doctor with specialized training.

The primary services our clinic will offer patients is the replacement of mercury fillings with non-mercury fillings, root canals, cosmetic procedures such as porcelain crowns, caps, veneers, teeth whitening, non-invasive gum treatments, as well as check-ups, cleanings, and basic dental hygienic care and instruction.

Our primary marketing approach is to attract tourists as patients offering “Movie Star Teeth” (non-invasive dental-cosmetic procedures and services such as porcelain crowns) for significantly cheaper than can be purchased in North America or Europe.

Competitive Business Conditions and Strategy;  Coronado Corp’s Position in the Industry

Coronado Corp. intends to establish itself as a competitive company in an already existing market.  There is currently a shortage of dentists in Costa Rica who speak English, and an increasing number of English speaking tourists and English speaking residents living in Costa Rica. Hence, we do not anticipate much difficulty in finding patients for our clinic in order to generate revenues.

Dr. Quesada, our president, has found that there is a large number of English speaking tourists who are traveling to Costa Rica specifically to look for dental services, and as such there is a high demand for dental services in English.   Currently the majority of dental clinics in Costa Rica speak only Spanish, and we believe that this gives Coronado Corp a distinct advantage in the marketplace, since the company’s founder, Dr. Quesada, speaks fluent English.

Coronado Corp will primarily market its services to “Dental Tourists” looking for quality dental work at a reasonable price, with our secondary market being to local residents.  The Company intends to specialize in cosmetic dental procedures such as crowns, caps, veneers, teeth-whitening, the replacement of mercury fillings with non-mercury fillings, as well as any procedure that falls under the category of General Dentistry and does not require the skills of a dental surgeon or a doctor with specialized training.

Important to our business strategy is to find patients willing to pay for high-end cosmetic dental work, procedures such as crowns, bridges, caps, veneers, teeth-whitening and non-mercury fillings.

In order to achieve this, we will make it our strategic approach to attract such patients by offering “Movie Star Teeth” packages to tourists that will include a host of cosmetic dental procedures which can be purchased for cheaper than can be found in most cities in North America and Europe.   We will offer this service to tourists by placing brochures in hotel lobbies and advertising in The Tico Times, Costa Rica’s English speaking newspaper, as well as placing a large sign in front of the clinic, and by word of mouth.

The Company believes that because we will be able to provide our services in both English and Spanish that we will have a distinct advantage over many dental clinics in Costa Rica.

Sources and Availability of Raw Materials and Names of Principal Suppliers

The company has leased 90 square meters (approximately 1,000 square foot) of office space in San Jose, Costa Rica.  We hired the services of Camacho Construccion SA, a contractor who specializes in building health service clinics, to renovate the office space to make a three-chair dental clinic which was completed in July 2007.

In June 2007 our wholly owned subsidiary, Bosque Tranquilo SA, completed the purchase of the equipment required for a three-chair dental clinic from the company Carlos Izquierdo SA, and this equipment was installed in August 2007.

Coronado Corp. is in the process of hiring a dentist to work alongside Dr. Quesada in the clinic, as well as a Dental Assistant.  A person who is a Dental Assistant in Costa Rica is someone who has been awarded the title Dental Assistant from an accredited college or university.  A Dental Assistant is trained in both Dental Hygiene and Office Administration and is able to provide service to the clinic on many levels, from assisting in various dental procedures, to managing administrative operations, bookkeeping, receptionist, and account collections.

Important to our business plan is to find another dentist and a dental assistant to work for our clinic who speak fluent English.  As there are many Dental Assistants in Costa Rica, we do not anticipate any difficulties in finding one to work for our clinic who also speaks English.

Although, most dentists in Costa Rica speak English, we anticipate that it will take longer for us to find a dentist willing to work for our clinic due to the high demand for and short supply of available dentists.

To date, we have not yet entered into any formal or preliminary negotiations with any dentist or dental assistant.

Dependence on one or a few major customers

Coronado’s business plan is dependent upon finding patients who will purchase our dental services.  We intend to market our services to both local residents and tourists. Since dental work is a major need for most people, we do not anticipate difficulty in finding patients for our clinic in order to generate revenue.

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

Coronado Corp has obtained a Permit of Health and Operation from the Ministry of Health in Costa Rica in December of 2007, and we are now able to offer our services to the public. This permit has been issued by the Ministry of Health after careful inspection of the facilities to ensure that they have met a certain set of standards in relation to its walls, floors, emergency exits, fire extinguishers, ventilation capability, patient privacy, sanitation, the location and placement of equipment, lighting, clean-water access, lavatories, electrical system, medical waste-disposal system, and its ability to properly clean and sanitize instruments.

In order to obtain the permit of Health and Operation from the Ministry of Health in Costa Rica, the Company also had to demonstrate that all dental equipment installed in the clinic is in good working order.  This includes three dental chairs, their cup fillers and rinse bowls, overhead lamp lights and arms, air suction machines and filters, high-speed hand pieces and lubricators, compressors, low-speed hand pieces, the dental-tray module, as well as an ultrasonic washer used to sterilize instruments, the amalgamator used to mix fillings, and the x-ray machine.

Coronado Corp. also had to demonstrate that all procedures are in place to dispose of the chemical waste emitted from the x-ray machine before it was granted a Permit of Health and Operation.

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

In December of 2007, Coronado Corp had to demonstrate to the Ministry of Health that all procedures were in place to properly dispose of chemical waste from its x-ray machine, and it was subsequently granted a permit to operate the clinic.

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

Reports to Security Holders

Coronado Corp will voluntarily make available an annual report including audited financials on Form 10-K to security holders.  We will file the necessary reports with the SEC pursuant to the Exchange Act,  including but not limited to, the report on Form 8-K, annual reports on Form 10-K, and quarterly reports on Form 10-Q.

The public may read and copy any materials filed with the SEC at the SEC’s Public Reference Room at 100 F Street NE, Washington, DC 20549.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  The SEC maintains an Internet site that contains reports, proxy and information statements, and other electronic information regarding Coronado and filed with the SEC at http://www.sec.gov.

ITEM 1A.  RISK FACTORS

Risks associated with CORONADO CORP

We are a start-up company with a lack of operating history and profitability.  Coronado Corp. has incurred losses since inception, and we expect those losses to continue in the future.  As a result, we may have to suspend or cease operations.

We were incorporated on January 9, 2006, and we have not started any business operations nor realized any revenues.  We have no operating history upon which an evaluation of our future success or failure can be made.  As a result, it is possible that we may not generate any revenues in the future.  Since inception, to March 31, 2008, Coronado Corp. has incurred a net loss of $76,047.

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

Because Dr. Quesada has other outside business activities, he can only dedicate a limited amount of his time to Coronado Corp.’s operations.  This could result in periodic interruptions or suspensions of the business plan.

Because our company president, Dr. Quesada, has other outside business interests, he will only be able to devote a limited amount of his time to our operations.  Coronado Corp. operations may occur at times which are inconvenient to Dr. Quesada, which could result in the development of our plan being periodically interrupted or suspended.

Because Coronado Corp.’s operations and assets are concentrated in Costa Rica and not in the United States, we are subject to the risks associated with currency fluctuations.

Coronado Corp. will be subject to fluctuations in the exchange rates between the U.S. dollar and the Costa Rican Coloné.  The funds that were raised from our prospectus are in U.S. dollars and were placed in a U.S. dollar account. However, any fluctuation in currency value between the U.S. dollar and Costa Rican Coloné could cause an increase in overall expenses that would exceed the achievable revenues.   If that were the case, Coronado Corp. would have to cease or suspend operations.

If our officers and directors resign or die without having found replacements, our operations will be suspended or cease altogether. Should that occur, it could result in a loss of your investment.

We have two officers and directors and we are entirely dependent upon them in order to conduct our operations.  If they should resign or die, there will be no one to run Coronado Corp., and the company has no Key Man insurance.  If such an event were to take place and we were unable to find other persons to run us, our operations would be suspended or cease entirely, and this could result in the loss of your investment.

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

Our shares are defined as “penny stock”, the rules imposed on the sale of the shares may affect your ability to resell any shares, if at all.

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

ITEM 2.  PROPERTIES

Coronado Corp.’s principal place of business and corporate offices is located at Tibas del Correo, 50 metros Norte y 25 metros al Este, San Jose, Republic de Costa Rica, the telephone number is (702) 987-1847.  The office space is a 200 square foot room located in the home of the company’s president and is provided to the Company rent free.

The office space leased for our dental clinic is located at El Parque Amistad, 300 Metros Oeste, Rohrmoser, San Jose, Costa Rica and measures 90 square meters (approximately 1,000 square feet).  On February 1, 2007, we signed a one year lease, at a cost of $700, with the option to renew at one year increments with a 15% annual increase in rent, with 30 days written notice.  On February 1, 2008, the lease with the landlord was renegotiated for another year at the same cost of $700 a month with no increase in the rent.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

No matters were submitted to a vote of security holders during the fiscal year ended March 31st, 2008.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is currently quoted on the OTC Electronic Bulletin Board (OTCBB) operated by the National Association of Securities Dealers under the symbol “CRAO”. Our common stock has been quoted on the OTCBB since February 14, 2007.

Our common stock has not had any trading activity, since first being quoted on February 14, 2007, and since then has had a high bid of $0.05 and a low bid of $0.00.  The high and low bid information was obtained from www.otcbb.com.  OTCBB quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Of the 5,175,000 shares of common stock outstanding as of March 31, 2008, 3,075,000 shares were owned by Dr. Alejandro Quesada and Ms. Yoenia Proenza (the wife of Shawn Phillips) and may only be resold in compliance with Rule 144 of the Securities Act of 1933.

Holders

As of May 31, 2008, we have 5,175,000 Shares of $0.001 par value common stock issued and outstanding held by 35 shareholders of record.

The stock transfer agent for our securities is Pacific Stock Transfer Company, 500 E Warm Springs Road, Ste #240, Las Vegas, NV 89119, Telephone (702) 361-3033.

Dividends

There are no restrictions in Coronado’s articles of incorporation or bylaws that prevent us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

1.

Coronado would not be able to pay its debts as they become due in the usual course of business;

or

2.

Coronado’s total assets would be less than the sum of the total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

The Company has not declared any dividends, and does not plan to declare any dividends in the foreseeable future.

Recent Sales of Unregistered Securities

None.

Securities authorized for issuance under equity compensation plans

We do not have any equity compensation plans and accordingly we have no securities authorized for issuance thereunder.

Purchases of Equity Securities by the Registrant and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the year ended March 31, 2008.

ITEM 6.  SELECTED FINANCIAL DATA

			From
			Inception
			(January 9,
	Year Ended	Year Ended	2006) to
	March 31,	March 31,	March 31,
	2008	2007	2008

Total expenses	$ 45,697	$ 26,396	$ 76,047
Operating revenue	-	-	-
Net loss from continuing operations	45,697	(29,396)	(76,047)
Cash raised by financing activities	-	114,000	114,454
Cash used in operating activities	(35,817)	(18,008)	(54,279)
Cash and cash equivalents on hand	26,421	79,735	26,241
Net loss per common share: Basic and Diluted	(0.009)	(0.007)	N/A
Weighted average number of common shares outstanding:
Basic and diluted	5,175,000	3,844,059	N/A
Cash dividends declared per common share	-	-	-
Property and equipment, net	14,394	15,680	14,394
Long-term debt	-	-	-
Shareholders’ equity	38,407	84,104	38,407

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following plan of operation should be read in conjunction with our financial statements and the notes thereto included elsewhere in this report. Statements contained herein which are not historical facts are forward-looking statements, as that term is defined by the Private Securities Litigation Reform Act of 1995, including statements relating to our plans, objectives, expectations and intentions. Although we believe that the expectations reflected in such forward-looking statements are reasonable, forward-looking statements are subject to risks and uncertainties that could cause actual results to differ from those projected. We caution investors that any forward-looking statements made by us are not guarantees of future performance and that actual results may differ materially from those in the forward-looking statements. Such risks and uncertainties include, without limitation: established competitors who have substantially greater financial resources and operating histories, regulatory delays or denials, ability to compete as a start-up company in a highly competitive market, and access to sources of capital.

Results of Operations

Our cash in the bank at March 31, 2008, was $26,421. In order to satisfy our cash requirements, we completed our offering pursuant to our SB-2 Registration Statement, which became effective on July 31, 2006.  At the close of the offering on November 15, 2006, 2,100,000 shares were issued to independent shareholders at $0.04 per share for proceeds of $84,000.

For the period from inception (January 9,2006) to March 31, 2008, we had no revenues and incurred net operating losses of $76,047 consisting of general operating expenses and professional fees incurred in connection with the day-to-day operation of our business and the preparation and filing of our periodic reports.

Net cash provided by financing activities since inception (January 9,2006) through March 31, 2008 was $114,454, consisting of $30,454 raised from the private sale of stock to our officers and directors, and $84,000 raised pursuant to our SB-2 Registration Statement.

The following table provides selected financial data about our company as of and for the years ended March 31, 2008 and 2007.

Balance Sheet Data:	March 31, 2008	March 31, 2007

Cash	$26,421	$79,735
Total assets	$42,092	$98,869
Total liabilities	$3,686	$14,765
Stockholders' equity	$38,407	$84,104

Our auditors have issued a going concern opinion on our March 31, 2008, audited financial statements (Refer to note 1).  Our auditors have expressed the opinion that in our current state, there is substantial doubt about our ability to continue as a going concern.

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

Accordingly, we may have to raise sufficient capital from sources other than from the sale of dental services to patients. Our only other source for cash at this time is investments by others. We raised $84,000 from our public offering. Under the offering that closed November 15, 2006, we sold 2,100,000 common shares at $0.04 per share.  As of May 31,2008 we had a total of 5,175,000 shares issued and outstanding to 35 shareholders. As of March 31, 2008, we had cash on hand of $26,421, which may not enable us to fund operations for the next twelve months.  If we are unable to generate enough revenues to cover our expenses, then we may have to rely on additional loans from our directors, a second public offering, or a private placement of securities.

We have used the above-mentioned funds to complete lease-hold upgrades and renovations to our dental clinic in San Jose, Costa Rica, as well as to purchase dental equipment for the clinic in July of 2007.

The dental equipment was installed in July of 2007 and subsequently we applied for our license to operate from the Ministry of Health, which was granted in December of 2007.  At present we are looking to hire a Dental Assistant and another dentist to work in the clinic in conjunction with Dr. Quesada, the company’s president. We will begin to promote our services to the public by way of newspaper advertising, word of mouth, placement of brochures in hotel lobbies and a large billboard sign that will be erected in front of the clinic once we have hired another dentist and dental assistant.  In our quarterly report for the period ended December 31st, 2007, we anticipated hiring another dentist and dental assistant by March of 2008.  However, due to unexpected business commitments Dr. Quesada has had unrelated to Coronado Corp, the hiring of a dental assistant and another dentist has been postponed until July of 2008.  As such, we now anticipate offering our services to the public and generating revenues by September of 2008.

As we have raised the required minimum of $65,000, or the sale of 40% of our offering, we commenced with operations by hiring a construction firm, Camacho Construccion S.A., to conduct renovations to the office space which we have leased by constructing a three chair dental clinic.  These renovations were completed in July of 2007.

It was our intention to raise the entire $162,500 as permitted under our offering, however, we raised $84,000, prior to closing our offering November 15, 2006, and we have begun to implement our plan by building a three chair dental clinic with all the necessary equipment.

We feel that our advertising efforts will be an important part to the success of our business development, acting as an effective way to introduce Coronado Corp and its services to the public. Our advertising will promote high quality dental work at a reasonable price. Special emphasis will be placed on cosmetic "Movie Star Teeth" procedures such as teeth cleaning, whitening, porcelain crowns and veneers. We anticipate that we will begin to generate revenues by September of 2008.

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

The hiring of a dental assistant and another dentist will be conducted by Dr. Quesada, the company’s President, and is expected to be completed by August of 2008.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

CORONADO CORP.

(A Development Stage Company)

AUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008 and 2007

CORONADO CORP.

(A Development Stage Company)

INDEX TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD OF JANUARY 9, 2006 (INCEPTION) TO MARCH 31, 2008

 Page(s)

Report of Independent Registered Public Accounting Firm

17

Consolidated Balance Sheets at March 31, 2008 and 2007

18

Consolidated Statement of Operations for the years ended March 31, 2008 and 2007 and cumulative totals from January 9, 2006 (Inception) to March 31, 2008

19

Consolidated Statements of Changes in Stockholders' Equity (Deficit)

for the period of January 9, 2006 (Inception) to March 31, 2008

20

Consolidated Statements of Cash Flows for the years ended March 31, 2008 and 2007 and from January 9, 2006 (Inception) to March 31, 2008

21

Notes to Audited Consolidated Financial Statements

22-27

MOORE & ASSOCIATES, CHARTERED

ACCOUNTANTS AND ADVISORS

PCAOB REGISTERED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Coronado Corp.

(A Development Stage Company)

We have audited the accompanying consolidated balance sheets of Coronado Corp. (A Development Stage Company) as of March 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years ended March 31, 2008, 2007 and since inception on January 9, 2006 through March 31, 2008. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Coronado Corp. (A Development Stage Company) as of March 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years ended March 31, 2008, 2007 and since inception on January 9, 2006 through March 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company had a loss from operations of $45,697, an accumulated deficit of $76,047, and a working capital of $23,436 and has earned no revenues, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moore & Associates, Chartered

Moore & Associates Chartered

Las Vegas, Nevada

June 3, 2008

2675 S. Jones Blvd. Suite 109, Las Vegas, NV 89146 (702) 253-7499 Fax (702) 253-7501

Coronado Corp.

(A Development Stage Company)

Consolidated Balance Sheets

At March 31,

ASSETS

	2008	2007

CURRENT ASSETS
Cash and cash equivalents	$26,421	$79,735
Prepaid expenses	700	2,877
Total current assets	27,121	82,612

Property and equipment, net (Note 5)	14,394	15,680
Goodwill (Note 6)	577	577

TOTAL ASSETS	$42,092	$98,869

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$1,185	$2,857
Accrued liabilities	2,500	2,500
Short-term note payable (leasehold)	-	9,408
Total liabilities	3,685	14,765

Commitment (Note 7)	-	-

STOCKHOLDERS' EQUITY
Capital Stock (Note 3)
Authorized:
100,000,000 common shares, $0.001 par value
Issued and outstanding shares:
5,175,000 common shares	5,175	5,175
Additional paid-in capital	109,279	109,279
Deficit accumulated during the development stage	(76,047)	(30,350)
Total Equity	38,407	84,104

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$42,092	$98,869

The accompanying notes are an integral part of these financial statements.

Coronado Corp.

(A Development Stage Company)

Consolidated Statements of Operations

			Cumulative
			from Inception
			(January 9, 2006)
	Year Ended March 31,		to March 31,
	2008	2007	2008

REVENUES:	-	-	-

EXPENSES:
Professional fees	$14,588	$22,447	$40,989
Depreciation and amortization	18,783	-	18,783
General and administrative	12,326	3,949	16,275
	45,697	26,396	76,047

Provision for income taxes	-	-	-

Net (Loss)	$(45,697)	$(26,396)	$(76,047)

PER SHARE DATA:

Basic and diluted loss per
common share	$(0.009)	$(0.007)

Weighted average number of
common shares outstanding	5,175,000	3,844,059

The accompanying notes are an integral part of these financial statements.

Coronado Corp.

(A Development Stage Company)

Consolidated Statements of Stockholders’ Equity (Deficit)

For the Period of Inception (January 9, 2006) to March 31, 2008

				Deficit
				Accumulated
			Additional	During the
	Common Shares		Paid-in	Development
	Shares	Amount	Capital	Stage	Total

Inception - January 9, 2006	-	$-	$-	$-	$-
Common shares issued for cash
at approximately $0.006 per share,
February 1, 2006	75,000	454	-	-	454
Restatement for change to $0.001
par value from no par value	-	(379)	379	-	-
Loss for the period	-	-	-	(3,954)	(3,954)

Balance - March 31, 2006	75,000	$75	$379	$(3,954)	$(3,500)

Common shares issued for cash
at $0.01 per share, April 25, 2006	3,000,000	3,000	27,000	-	30,000
Common shares issued for cash
at $0.04 per share, November 14, 2006	2,100,000	2,100	81,900	-	84,000
Loss for the year	-	-	-	(26,396)	(26,396)

Balance - March 31, 2007	5,175,000	$5,175	$109,279	$(30,350)	$84,104

Loss for the year	-	-	-	(45,697)	(45,697)

Balance - March 31, 2008	5,175,000	$5,175	$109,279	$(76,047)	$38,407

The accompanying notes are an integral part of these financial statements.

Coronado Corp.

(A Development Stage Company)

Consolidated Statements of Cash Flows

			Cumulative
			from Inception
			(January 9, 2006)
	Year Ended March 31,		to March 31,
	2008	2007	2008

OPERATING ACTIVITIES

Net (Loss)	$(45,697)	$(26,396)	$(76,047)

Adjustment to Reconcile Net Income to Cash Generated by
Operating Activities:
Depreciation and amortization	18,783	-	18,783
Changes in Operating Assets and Liabilities:
(Increase) decrease in prepaid expenses	2,177	(2,877)	(700)
Increase (decrease) in accounts payable	(1,672)	2,857	1,185
Increase (decrease) in accrued liabilities	-	(1,000)	2,500
Increase (decrease) in short-term note payable (leasehold)	(9,408)	9,408	-
Net cash used in operating activities	(35,817)	(18,008)	(54,279)

INVESTING ACTIVITIES

Leasehold improvements	(563)	(15,680)	(16,243)
Machinery and equipment	(16,934)	-	(16,934)
Goodwill	-	(577)	(577)
Net cash used in investing activities	(17,497)	(16,257)	(33,754)

FINANCING ACTIVITIES

Common stock issued for cash	-	114,000	114,454
Net cash provided by financing activities	-	114,000	114,454

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(53,314)	79,735	26,421

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	79,735	-	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$26,421	$79,735	$26,421

Supplemental Cash Flow Disclosures:

Cash paid for:
Interest expense	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

Coronado Corp.

(A Development Stage Company)

Notes to Audited Consolidated Financial Statements

March 31, 2008

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

Going Concern and Liquidity Considerations

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business.  As at March 31, 2008, the Company had a loss from operations of $45,697, an accumulated deficit of $76,047, and working capital of $23,436 and has earned no revenues since inception.  The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending March 31, 2009.

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

Coronado Corp.

(A Development Stage Company)

Notes to Audited Consolidated Financial Statements

March 31, 2008

2.

Significant Accounting Policies - Continued

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had $26,421 and $79,735 in cash and cash equivalents at March 31, 2008 and 2007, respectively.

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

Property, Plant, and Equipment

Property, Plant, and equipment are stated at cost. The Company has adopted the policy of depreciation being computed by use of the straight-line method over the estimated useful lives of the assets, which is up to 5 years for equipment and the shorter of lease terms or 10 years for leasehold improvements. The depreciation expense on property and equipment was $18,783 for the year ended March 31, 2008 ($nil - March 31, 2007).

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

Coronado Corp.

(A Development Stage Company)

Notes to Audited Consolidated Financial Statements

March 31, 2008

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

No significant realized exchange gains or losses were recorded from inception (January 9, 2006) to the period ended March 31, 2008.

Goodwill

The Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”, which requires that goodwill and intangible assets with indefinite lives should not be amortized but rather be tested for impairment at least annually or sooner whenever events or changes in circumstances indicate that they may be impaired. The Company did not recognize any goodwill or intangible asset impairment charges in 2008 or 2007.

Comprehensive Income (Loss)

SFAS No. 130, “Reporting Comprehensive Income”, establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements.  From inception (January 9, 2006) to March 31, 2008, the Company had no items of other comprehensive income.  Therefore, net loss equals comprehensive loss from inception (January 9, 2006) to March 31, 2008.

Coronado Corp.

(A Development Stage Company)

Notes to Audited Consolidated Financial Statements

March 31, 2008

2.

Significant Accounting Policies – Continued

Advertising Costs

Advertising costs are expensed as incurred. From inception (January 9, 2006) to March 31, 2008, the Company had no advertising expenses.

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

FASB Statements:

In March 2008, FASB issued Financial Accounting Standards No. 161, “Disclosure about Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133.”The use and complexity of derivative instruments and hedging activities have increased significantly over the past several years. Constituents have expressed concerns that the existing disclosure requirements in FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities”, do not provide adequate information about how derivative and hedging activities affect an entity’s financial position, financial performance, and cash flows. Accordingly, this Statement requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.

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

Coronado Corp.

(A Development Stage Company)

Notes to Audited Consolidated Financial Statements

March 31, 2008

2.

Significant Accounting Policies – Continued

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

Share Issuances

Since inception (January 9, 2006), the Company has issued 75,000, 3,000,000, and 2,100,000 common shares at approximately $0.006, $0.01, and $0.04 per share respectively, resulting in total proceeds of $114,454.  There were 5,175,000 common shares issued and outstanding at March 31, 2008 and 2007.  Of these shares, 1,575,000 were issued to the spouse of a director and officer, 1,500,000 were issued to a director and officer of the Company, and 2,100,000 were issued to independent investors.

4.

Income Taxes

The company has incurred operating losses of $76,047, which, if unutilized, will begin to expire in 2026.  Future tax benefits, which may arise as a result of these losses, have not been recognized in these financial statements, and have been offset by a valuation allowance.

Coronado Corp.

(A Development Stage Company)

Notes to Audited Consolidated Financial Statements

March 31, 2008

4.

Income Taxes – Continued

Details of future income tax assets are as follows:

	March 31,	March 31,
Future income tax assets:	2008	2007
Net operating loss (from inception January 9, 2006)	$76,047	$30,350
Approximate Statutory tax rate (combined federal and state)	34%	34%
Non-capital tax loss	25,856	10,319
Valuation allowance	(25,856)	(10,319)
	$-	$-

The potential future tax benefits of these losses have not been recognized in these financial statements due to uncertainty of their realization.  When the future utilization of some portion of the carryforwards is determined not to be “more likely than not,” a valuation allowance is provided to reduce the recorded tax benefits from such assets.

5.

Property and Equipment, Net

	March 31, 2008	March 31, 2007
Machinery and equipment	$ 16,934	$ -
Leasehold improvements	16,243	15,680
	33,177	15,680
Accumulated depreciation and amortization	(18,783)	-

Net property and equipment	$ 14,394	$ 15,680

6.

Goodwill

We recorded goodwill, of $577, resulting from the acquisition of Bosque Tranquilo S.A. on October 12, 2006.  We paid $600 for 100% ownership of Bosque Tranquilo S.A., a private company incorporated May 13, 2006 in Costa Rica with no operating history, which had a book value of $23.

7.

Lease commitment

The Company leases an office space to be used for the dental clinic, in San Jose, Costa Rica.  The lease expires on January 31, 2009.  The monthly rental payments are $700 and can be cancelled at any time, by the Company, with 30 days written notice.  The total lease expenses paid for the year ended March 31, 2008 and 2007 was $8,400 and $1,400, respectively.

Item 9 Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

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

On July 26, 2006, the Company engaged Moore & Associates, Chartered as independent accountants for the Company, with the approval of our board of directors.

The above information was submitted to the SEC in a Form 8-K filed on August 8, 2006, as amended by Amendment No. 1 to Form 8-K filed on August 23, 2006.

Item 9AT –Controls and Procedures

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

Management’s Annual Report on Internal Control Over Financial Reporting.

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The internal control process has been designed, under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America.

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2008, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on this assessment, management has determined that the Company’s internal control over financial reporting as of March 31, 2008 was effective.

Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that accurately and fairly reflect, in reasonable detail, transactions and dispositions of assets; and provide reasonable assurances that: (1) transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States; (2) receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and (3) unauthorized acquisitions, use, or disposition of the Company’s assets that could have a material affect on the Company’s financial statements are prevented or timely detected.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparations and presentations. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control Over Financial Reporting.

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date. We have not identified any significant deficiencies or material weaknesses in our internal controls, and therefore there were no corrective actions taken.

Item 9B. Other Information

No items required to be reported on Form 8-K during the fourth quarter of the year covered by this report were not previously reported on Form 8-K.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

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

37           President & Director

Tibas del Correo,

50 metros Norte y 25 metros al Este

San Jose, Republica de Costa Rica

Shawn Phillips

38

Chief Financial Officer, Secretary,

Tibas del Correo,

Treasurer & Director

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

Background Information about Our Officers and Directors

Alejandro Quesada

Dr. Alejandro Quesada graduated from the Facultad Autonoma de Ciencias Odontologicas in January of 2007 after completing his practicum in Dentistry at the Hospital de Mexico in San Jose, Costa Rica, in December of 2006.  Dr. Quesada was awarded his doctorate and license to practice dentistry by the College of Surgeons and Dentists of Costa Rica in February of 2007.

In the five years previous to this time, Dr. Quesada was studying at the Facultad Autonoma de Ciencias Odontologicas in order to earn his degree.

During this time he has worked in the Customer Service department of a publishing company, Gold Coast Publishing, servicing English speaking clients.  For the last year he has worked as a dentist alongside Dr. Randall Guevara, in the three years previous to this, he was working as a Dental Assistant to Dr. Guevara.

Shawn Phillips

Mr. Phillips has over 19 years experience in the direct marketing industry specializing in both business-to-business and direct to consumer mail-order sales.

He has sold millions of dollars worth of informational reports/booklets ranging from how to live a healthier and more prosperous life, to discount coupon books, financial services, semi-precious jewellery, travel information, and organic foods.

Mr. Phillips has spent the last six years as a mail-order consultant for numerous firms that market various information products.  Mr. Phillips is also the President and Director of Deltron, Inc., since inception September 14, 2005, which is quoted on the OTCBB (www.otcbb.com), under the symbol of DTRO.

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

Compliance with Section 16(a) of the Exchange Act

Because we do not have a class of equity securities registered pursuant to Section 12 of the Exchange Act, our executive officers, directors and persons who beneficially own more than 10% of our common stock are not required to file initial reports of ownership and reports of changes in ownership with the SEC under Section 16(a) of the Exchange Act.

Code of Ethics

We have adopted a corporate code of ethics. We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code.

Item 11.  Executive Compensation

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

Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

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

-------------------------

--------------------------

All Officers and

Directors as a Group

1,500,000

28%

Yoenia Proenza Sanfiel(1)

1,575,000

30%

Tibas del Correo,

50 metros Norte y 25 metros al Este,

San Jose, Republica de Costa Rica

(1)  Ms. Yoenia Proenza Sanfiel is the wife of our Chief Financial Officer, Shawn Phillips.

Item 13 – Certain Relationships and Related Transactions, Director Independence

On February 1, 2006, 75,000 shares of Coronado Corp.’s common stock was issued to Yoenia Proenza, for incorporation costs of $454 and another 1,500,000 shares were issued to Yoenia Proenza on April 25, 2006, in exchange of $0.01 per share, or a total of $15,000 in cash.  On April 25, 2006  1,500,000 shares were also issued to Alejandro Quesada, an officer, a director and the president of the company in exchange for $0.01 per share, or a total of $15,000 in cash.

Shawn Phillips, an officer and director, and Yoenia Proenza Sanfiel, a majority shareholder, are married.

Item 14 – Principal Accountant Fees and Services

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

2008:

$ 5,000

2007:

$ 4,250

Audit-Related Fees: All fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the registrant's financial statements and are not reported under Item 9(e)(f1) of Schedule 14A.

2008:

$ 0.00

2007:

$ 0.00

Tax Fees: The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning:

2008:

$ 0.00

Nature of Services: None (see note below)

2007:

$ 500.00

Nature of Services: March 31, 2007 Tax Return

Preparation of the Company’s corporate tax return for the fiscal year ended March 31, 2008 is currently underway.

All Other Fees:

2007:

$ 0.00

2008:

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

PART IV

Item 15 – Exhibits, Financial Statement Schedules

The following exhibits are included with this filing:

Exhibit

Number

Description

3(i)

Articles of Incorporation (1)

3(ii)

Bylaws (1)

10

Lease Agreement (2)

14

Code of Ethics (2)

21

Subsidiary of Registrant (2)

31.1

Rule 13a-14(a)/15d-14(a) Certification

31.2

Rule 13a-14(a)/15d-14(a) Certification

32.1

Section 1350 Certification

(1)

Filed with the Securities and Exchange Commission on June 15, 2006 as an exhibit numbered as indicated above, to the Registrant’s registration statement on Form SB-2 (file no. 333-135037), which exhibit is incorporated herein by reference.

(2)

Filed with the Securities and Exchange Commission on June 29, 2007 as an exhibit, numbered as indicated above, to the Registrant’s Annual Report on Form 10-KSB, which exhibit is incorporated herein by reference

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

June 30, 2008

Coronado Corp.

By:

/s/ Alejandro Quesada

______________________________

Alejandro Quesada, President (principal

executive officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates included.

June 30, 2008

By:

/s/ Alejandro Quesada

_______________________________

Alejandro Quesada, President (principal

executive officer) and member of the Board

of Directors

June 30, 2008

By:

/s/ Shawn Phillips

_______________________________

Shawn Phillips, Chief Financial Officer

(principal financial officer), Secretary,

Treasurer, and member of the Board of

Directors