Form 10-Q
period 2008-06-30
Coronado Corp.
filed 2008-08-08
CIK 1365022

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

Commission file number 333-135037

CORONADO CORP.

(Exact name of registrant as specified in its charter)

Nevada                      98-0485668

(State of                     (IRS Employer

 Incorporation)             (ID Number)

Tibas del Correo, 50 metros Norte y 25 metros al Este,

San Jose, República de Costa Rica

 (Address of principal executive offices)

(702) 987-1847

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     X      No   ____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ] (Do not check if a smaller reporting company)	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes     X      No  ____

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:  There were 5,175,000 shares of Common Stock issued and outstanding as of August 1, 2008.

PART I. FINANCIAL INFORMATION

Item 1.    Interim Financial Statements

The accompanying condensed unaudited financial statements of Coronado Corp., a Nevada corporation are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the Company's most recent annual financial statements for the year ended March 31, 2008 included in a Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on June 30, 2008.  In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying condensed financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying condensed financial statements for the period ended June 30, 2008 are not necessarily indicative of the operating results that may be expected for the full year ending March 31, 2009.

CORONADO CORP.

(A Development Stage Company)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2008

(Unaudited)

Coronado Corp.

(A Development Stage Company)

Interim Consolidated Balance Sheets

ASSETS
	As at	As at
	June 30,	March 31,
	2008	2008
	(Unaudited)

CURRENT ASSETS
Cash and cash equivalents	$19,977	$26,421
Prepaid expenses	700	700
Total current assets	20,677	27,121

Property and equipment, net (Note 5)	13,547	14,394
Goodwill (Note 6)	577	577

TOTAL ASSETS	$34,801	$42,092

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$2,827	$3,685
Short-term note payable (leasehold)	-	-
Total liabilities	2,827	3,685

Commitment (Note 7)	-	-

STOCKHOLDERS' EQUITY
Capital Stock (Note 3)
Authorized:
100,000,000 common shares, $0.001 par value
Issued and outstanding shares:
5,175,000 common shares	5,175	5,175
Additional paid-in capital	109,279	109,279
Deficit accumulated during the development stage	(82,480)	(76,047)
Total Equity	31,974	38,407

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$34,801	$42,092

The accompanying notes are an integral part of these financial statements.

Coronado Corp.

(A Development Stage Company)

Interim Consolidated Statements of Operations

(Unaudited)

			Cumulative
			from Inception
			(January 9, 2006)
	Three Months Ended June 30,		to June 30,
	2008	2007	2008

REVENUES:	-	-	-

EXPENSES:
Professional fees	$3,327	$6,002	$44,317
Depreciation and amortization	847	-	19,630
General and administrative	2,259	3,349	18,533
Total expenses	6,433	9,351	82,480

Provision for income taxes	-	-	-

Net (Loss)	$(6,433)	$(9,351)	$(82,480)

PER SHARE DATA:

Basic and diluted loss per
common share	$(0.001)	$(0.002)

Weighted average number of
common shares outstanding	5,175,000	5,175,000

The accompanying notes are an integral part of these financial statements.

Coronado Corp.

(A Development Stage Company)

Interim Consolidated Statements of Stockholders’ Equity (Deficit)

For the Period of Inception (January 9, 2006) to June 30, 2008

				Deficit
				Accumulated
			Additional	During the
	Common Shares		Paid-in	Development
	Shares	Amount	Capital	Stage	Total

Inception - January 9, 2006	-	$-	$-	$-	$-
Common shares issued for cash
at approximately $0.006 per share,
February 1, 2006	75,000	454	-	-	454
Restatement for change to $0.001
par value from no par value	-	(379)	379	-	-
Loss for the period	-	-	-	(3,954)	(3,954)

Balance - March 31, 2006	75,000	$75	$379	$(3,954)	$(3,500)

Common shares issued for cash
at $0.01 per share, April 25, 2006	3,000,000	3,000	27,000	-	30,000
Common shares issued for cash
at $0.04 per share, November 14, 2006	2,100,000	2,100	81,900	-	84,000
Loss for the year	-	-	-	(26,396)	(26,396)

Balance - March 31, 2007	5,175,000	$5,175	$109,279	$(30,350)	$84,104

Loss for the year	-	-	-	(45,697)	(45,697)

Balance - March 31, 2008	5,175,000	$5,175	$109,279	$(76,047)	$38,407

Loss for the period	-	-	-	(6,433)	(6,433)

Balance – June 30, 2008 (Unaudited)	5,175,000	$5,175	$109,279	$(82,480)	$31,974

The accompanying notes are an integral part of these financial statements.

Coronado Corp.

(A Development Stage Company)

Interim Consolidated Statements of Cash Flows

(Unaudited)

			Cumulative
			from Inception
			(January 9, 2006)
	Three Months Ended June 30,		to June 30,
	2008	2007	2008

OPERATING ACTIVITIES

Net (Loss)	$(6,433)	$(9,351)	$(82,480)

Adjustment to Reconcile Net Income to Cash Generated by
Operating Activities:
Depreciation and amortization	847	-	19,630
Changes in Operating Assets and Liabilities:
(Increase) decrease in prepaid expenses	-	100	(700)
Increase (decrease) in accounts payable and accrued
liabilities	(858)	298	2,827
Increase (decrease) in short-term note payable (leasehold)	-	(7,056)	-
Net cash used in operating activities	(6,444)	(16,009)	(60,723)

INVESTING ACTIVITIES

Leasehold improvements	-	(563)	(16,243)
Machinery and equipment	-	-	(16,934)
Goodwill	-	-	(577)
Net cash used in investing activities	-	(563)	(33,754)

FINANCING ACTIVITIES

Common stock issued for cash	-	-	114,454
Net cash provided by financing activities	-	-	114,454

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(6,444)	(16,572)	19,977

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	26,421	79,735	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$19,977	$63,163	$19,977

Supplemental Cash Flow Disclosures:

Cash paid for:
Interest expense	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

Coronado Corp.

(A Development Stage Company)

Notes to Interim Consolidated Financial Statements

June 30, 2008

(Unaudited)

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

Going Concern and Liquidity Considerations

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business.  As at June 30, 2008, the Company had a loss from operations of $6,433, an accumulated deficit of $82,480, and working capital of $17,850 and has earned no revenues since inception.  The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending March 31, 2009.

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

Coronado Corp.

(A Development Stage Company)

Notes to Interim Consolidated Financial Statements

June 30, 2008

(Unaudited)

2.

Significant Accounting Policies - Continued

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had $19,977 and $26,421 in cash and cash equivalents at June 30, 2008 and March 31, 2008, respectively.

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

Property, Plant, and Equipment

Property, Plant, and equipment are stated at cost. The Company has adopted the policy of depreciation being computed by use of the straight-line method over the estimated useful lives of the assets, which is up to 5 years for equipment and the shorter of lease terms or 10 years for leasehold improvements. The depreciation expense on property and equipment was $847 for the period ended June 30, 2008.

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

Coronado Corp.

(A Development Stage Company)

Notes to Interim Consolidated Financial Statements

June 30, 2008

(Unaudited)

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

No significant realized exchange gains or losses were recorded from inception (January 9, 2006) to the period ended June 30, 2008.

Goodwill

The Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”, which requires that goodwill and intangible assets with indefinite lives should not be amortized but rather be tested for impairment at least annually or sooner whenever events or changes in circumstances indicate that they may be impaired. The Company did not recognize any goodwill or intangible asset impairment charges in the period ended June 30, 2008.

Comprehensive Income (Loss)

SFAS No. 130, “Reporting Comprehensive Income”, establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements.  From inception (January 9, 2006) to June 30, 2008, the Company had no items of other comprehensive income.  Therefore, net loss equals comprehensive loss from inception (January 9, 2006) to June 30, 2008.

Coronado Corp.

(A Development Stage Company)

Notes to Interim Consolidated Financial Statements

June 30, 2008

(Unaudited)

2.

Significant Accounting Policies – Continued

Advertising Costs

Advertising costs are expensed as incurred. From inception (January 9, 2006) to June 30, 2008, the Company had no advertising expenses.

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

FASB Statements:

In May 2008, FASB issued Financial Accounting Standards No. 163, “Accounting for Financial Guarantee Insurance Contracts - an interpretation of FASB Statement No. 60.” Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises under FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises. That diversity results in inconsistencies in the recognition and measurement of claim liabilities because of differing views about when a loss has been incurred under FASB Statement No. 5, Accounting for Contingencies. This Statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. Those clarifications will increase comparability in financial reporting of financial guarantee insurance contracts by insurance enterprises. This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements. This Statement is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years.

In May 2008, FASB issued Financial Accounting Standards No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). This Statement is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.

Coronado Corp.

(A Development Stage Company)

Notes to Interim Consolidated Financial Statements

June 30, 2008

(Unaudited)

2.

Significant Accounting Policies – Continued

New Accounting Pronouncements – Continued

In March 2008, FASB issued Financial Accounting Standards No. 161, “Disclosure about Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133.” The use and complexity of derivative instruments and hedging activities have increased significantly over the past several years. Constituents have expressed concerns that the existing disclosure requirements in FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities”, do not provide adequate information about how derivative and hedging activities affect an entity’s financial position, financial performance, and cash flows. Accordingly, this Statement requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.

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

Share Issuances

Since inception (January 9, 2006), the Company has issued 75,000, 3,000,000, and 2,100,000 common shares at approximately $0.006, $0.01, and $0.04 per share respectively, resulting in total proceeds of $114,454.  There were 5,175,000 common shares issued and outstanding at June 30, 2008.  Of these shares, 1,575,000 were issued to the spouse of a director and officer, 1,500,000 were issued to a director and officer of the Company, and 2,100,000 were issued to independent investors.

4.

Income Taxes

The company has incurred operating losses of $82,480, which, if unutilized, will begin to expire in 2026.  Future tax benefits, which may arise as a result of these losses, have not been recognized in these financial statements, and have been offset by a valuation allowance.

Coronado Corp.

(A Development Stage Company)

Notes to Interim Consolidated Financial Statements

June 30, 2008

(Unaudited)

4.

Income Taxes – Continued

Details of future income tax assets are as follows:

	June 30,	March 31,
Future income tax assets:	2008	2008
Net operating loss (from inception January 9, 2006)	$82,480	$76,047
Approximate Statutory tax rate (combined federal and state)	34%	34%
Non-capital tax loss	28,043	25,856
Valuation allowance	(28,043)	(25,856)
	$-	$-

The potential future tax benefits of these losses have not been recognized in these financial statements due to uncertainty of their realization.  When the future utilization of some portion of the carryforwards is determined not to be “more likely than not,” a valuation allowance is provided to reduce the recorded tax benefits from such assets.

5.

Property and Equipment, Net

	June 30, 2008	March 31, 2008
Machinery and equipment	$ 16,934	$ 16,934
Leasehold improvements	16,243	16,243
	33,177	33,177
Accumulated depreciation and amortization	(19,630)	(18,783)

Net property and equipment	$ 13,547	$ 14,394

6.

Goodwill

We recorded goodwill, of $577, resulting from the acquisition of Bosque Tranquilo S.A. on October 12, 2006.  We paid $600 for 100% ownership of Bosque Tranquilo S.A., a private company incorporated May 13, 2006 in Costa Rica with no operating history, which had a book value of $23.

7.

Lease commitment

The Company leases an office space to be used for the dental clinic, in San Jose, Costa Rica.  The lease expires on January 31, 2009.  The monthly rental payments are $700 and can be cancelled at any time, by the Company, with 30 days written notice.  The total lease expenses paid for the period ended June 30, 2008 was $2,100.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operation

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

Results of Operations

Our cash in the bank at June 30, 2008, was $19,977. In order to satisfy our cash requirements, we completed our offering pursuant to our SB-2 Registration Statement, which became effective on July 31, 2006.  At the close of the offering on November 15, 2006, 2,100,000 shares were issued to independent shareholders at $0.04 per share for proceeds of $84,000.

For the period from inception (January 9,2006) to June 30, 2008, we had no revenues and incurred net operating losses of $82,480 consisting of general operating expenses and professional fees incurred in connection with the day-to-day operation of our business and the preparation and filing of our periodic reports.

Net cash provided by financing activities since inception (January 9,2006) through June 30, 2008 was $114,454, consisting of $30,454 raised from the private sale of stock to our officers and directors, and $84,000 raised pursuant to our SB-2 Registration Statement.

The following table provides selected financial data about our company as of and for the three-month period ended June 30, 2008 and the year ended March 31, 2008.

Balance Sheet Data:	June 30, 2008	March 31, 2008

Cash	$19,997	26,421
Total assets	$20,677	27,121
Total liabilities	$2,827	3,685
Stockholders' equity	$31,974	38,407

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

Accordingly, we may have to raise sufficient capital from sources other than from the sale of dental services to patients. Our only other source for cash at this time is investments by others. We raised $84,000 from our public offering. Under the offering that closed November 15, 2006, we sold 2,100,000 common shares at $0.04 per share.  As of July 30, 2008 we had a total of 5,175,000 shares issued and outstanding to 32 shareholders. As of June 30, 2008, we had cash on hand of $19,997, which may not enable us to fund operations for the next twelve months.  If we are unable to generate enough revenues to cover our expenses, then we may have to rely on additional loans from our directors, a second public offering, or a private placement of securities.

We have used the above-mentioned funds to complete lease-hold upgrades and renovations to our dental clinic in San Jose, Costa Rica, as well as to purchase dental equipment for the clinic in July of 2007.

The dental equipment was installed in July of 2007 and subsequently we applied for our license to operate from the Ministry of Health, which was granted in December of 2007.  At present we are looking to hire a Dental Assistant and another dentist to work in the clinic in conjunction with Dr. Quesada, the company’s president. We will begin to promote our services to the public by way of newspaper advertising, word of mouth, placement of brochures in hotel lobbies and a large billboard sign that will be erected in front of the clinic once we have hired another dentist and a dental assistant.  In our quarterly report for the period ended December 31st, 2007, we anticipated hiring another dentist and a dental assistant by March of 2008.  However, due to unexpected business commitments Dr. Quesada has had unrelated to Coronado Corp, the process of hiring a dental assistant and another dentist has been postponed until August of 2008.  As such, we now anticipate offering our services to the public and generating revenues by October of 2008.

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

Also important to the successful development of our business is the hiring of another dentist and a Dental Assistant:  While Dr. Quesada, the Company’s president and chief dentist, will be heading operations at the clinic and providing dental services to patients, the hiring of another dentist will help to maximize our profit potential by making full use of the clinic’s three dental chairs.  As well, an efficient dental assistant will be an important part of our operations by providing assistance to the dentists while they are conducting certain dental procedures, organizing appointments and collections, and handling basic office duties.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4T.  CONTROLS AND PROCEDURES

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

PART II – OTHER INFORMATION

ITEM 6.   EXHIBITS

The following exhibits are included with this filing.  Those marked with an asterisk and required to be filed hereunder, are incorporated by reference and can be found in their entirety in our original Form SB-2 Registration Statement, filed under SEC File Number 333-135037, at the SEC website at www.sec.gov:

Exhibit

Number

Description

3.1

Articles of Incorporation*

3.2

Bylaws*

Rule 13a-14(a)/15d-14a(a) Certifications

Section 1350 Certifications

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 6, 2008

Coronado Corp.

By:

/s/ Alejandro Quesada

______________________________

Alejandro Quesada, President (principal

executive officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates included.

August 6, 2008

By:

/s/ Alejandro Quesada

_______________________________

Alejandro Quesada, President (principal

executive officer) and member of the Board

of Directors

August 6, 2008

By:

/s/ Shawn Phillips

_______________________________

Shawn Phillips, Chief Financial Officer

(principal financial officer), Secretary,

Treasurer, and member of the Board of

Directors