Form 10-Q
period 2008-09-30
Coronado Corp.
filed 2008-11-13
CIK 1365022

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Yes     X      No  ____

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:  There were 5,175,000 shares of Common Stock issued and outstanding as of November 1, 2008.

PART I. FINANCIAL INFORMATION

Item 1.    Interim Financial Statements

The accompanying condensed unaudited financial statements of Coronado Corp., a Nevada corporation are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the Company's most recent annual financial statements for the year ended March 31, 2008 included in a Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on June 30, 2008.  In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying condensed financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying condensed financial statements for the period ended September 30, 2008 are not necessarily indicative of the operating results that may be expected for the full year ending March 31, 2009.

CORONADO CORP.

(A Development Stage Company)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008

(Unaudited)

Coronado Corp.

(A Development Stage Company)

Interim Consolidated Balance Sheets

ASSETS
	As at	As at
	September 30,	March 31,
	2008	2008
	(Unaudited)

CURRENT ASSETS
Cash and cash equivalents	$15,814	$26,421
Prepaid expenses	-	700
Total current assets	15,814	27,121

Property and equipment, net (Note 5)	12,701	14,394
Goodwill (Note 6)	577	577

TOTAL ASSETS	$29,092	$42,092

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$3,221	$3,685
Short-term note payable (leasehold)	-	-
Total liabilities	3,221	3,685

Commitment (Note 7)	-	-

STOCKHOLDERS' EQUITY
Capital Stock (Note 3)
Authorized:
100,000,000 common shares, $0.001 par value
Issued and outstanding shares:
5,175,000 common shares	5,175	5,175
Additional paid-in capital	109,279	109,279
Deficit accumulated during the development stage	(88,583)	(76,047)
Total Equity	25,871	38,407

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$29,092	$42,092

The accompanying notes are an integral part of these financial statements.

Coronado Corp.

(A Development Stage Company)

Interim Consolidated Statements of Operations

(Unaudited)

					Cumulative
					from Inception
					(January 9, 2006)
	Three Months Ended September 30,		Six Months Ended September 30,		to September 30,
	2008	2007	2008	2007	2008

REVENUES:			-	-	-

EXPENSES:
Professional fees	$3,070	$2,112	$6,398	$8,114	$47,387
Depreciation and amortization	847	6,261	1,693	6,261	20,477
General and administrative	2,186	4,677	4,445	8,026	20,719
Total expenses	6,103	13,050	12,536	22,401	88,583

Provision for income taxes	-	-	-	-	-

Net (Loss)	$(6,103)	$(13,050)	$(12,536)	$(22,401)	$(88,583)

PER SHARE DATA:

Basic and diluted loss per
common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of
common shares outstanding	5,175,000	5,175,000	5,175,000	5,175,000

The accompanying notes are an integral part of these financial statements.

Coronado Corp.

(A Development Stage Company)

Interim Consolidated Statements of Stockholders’ Equity (Deficit)

For the Period of Inception (January 9, 2006) to September 30, 2008

				Deficit
				Accumulated
			Additional	During the
	Common Shares		Paid-in	Development
	Shares	Amount	Capital	Stage	Total

Inception - January 9, 2006	-	$-	$-	$-	$-
Common shares issued for cash
at approximately $0.006 per share,
February 1, 2006	75,000	454	-	-	454
Restatement for change to $0.001
par value from no par value	-	(379)	379	-	-
Loss for the period	-	-	-	(3,954)	(3,954)

Balance - March 31, 2006	75,000	$75	$379	$(3,954)	$(3,500)

Common shares issued for cash
at $0.01 per share, April 25, 2006	3,000,000	3,000	27,000	-	30,000
Common shares issued for cash
at $0.04 per share, November 14, 2006	2,100,000	2,100	81,900	-	84,000
Loss for the year	-	-	-	(26,396)	(26,396)

Balance - March 31, 2007	5,175,000	$5,175	$109,279	$(30,350)	$84,104

Loss for the year	-	-	-	(45,697)	(45,697)

Balance - March 31, 2008	5,175,000	$5,175	$109,279	$(76,047)	$38,407

Loss for the period	-	-	-	(12,536)	(12,536)

Balance – September 30, 2008 (Unaudited)	5,175,000	$5,175	$109,279	$(88,583)	$25,871

The accompanying notes are an integral part of these financial statements.

Coronado Corp.

(A Development Stage Company)

Interim Consolidated Statements of Cash Flows

(Unaudited)

			Cumulative
			from Inception
			(January 9, 2006)
	Six Months Ended September 30,		to June 30,
	2008	2007	2008

OPERATING ACTIVITIES

Net (Loss)	$(12,536)	$(22,401)	$(88,583)

Adjustment to Reconcile Net Income to Cash Generated by
Operating Activities:
Depreciation and amortization	1,693	6,261	20,477
Changes in Operating Assets and Liabilities:
(Increase) decrease in prepaid expenses	700	-	-
Increase (decrease) in accounts payable and accrued
liabilities	(464)	(3,957)	3,221
Increase (decrease) in short-term note payable (leasehold)	-	(9,408)	-
Net cash used in operating activities	(10,607)	(29,505)	(64,885)

INVESTING ACTIVITIES

Leasehold improvements	-	(563)	(16,243)
Machinery and equipment	-	(16,935)	(16,935)
Goodwill	-	-	(577)
Net cash used in investing activities	-	(17,498)	(33,755)

FINANCING ACTIVITIES

Common stock issued for cash	-	-	114,454
Net cash provided by financing activities	-	-	114,454

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(10,607)	(47,003)	15,814

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	26,421	79,735	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$15,814	$32,732	$15,814

Supplemental Cash Flow Disclosures:

Cash paid for:
Interest expense	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

Coronado Corp.

(A Development Stage Company)

Notes to Interim Consolidated Financial Statements

September 30, 2008

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

Going Concern and Liquidity Considerations

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business.  As at September 30, 2008, the Company had a loss from operations of $12,536, an accumulated deficit of $88,583, and working capital of $12,593 and has earned no revenues since inception.  The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending March 31, 2009.

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

September 30, 2008

(Unaudited)

2.

Significant Accounting Policies - Continued

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had $15,814 and $26,421 in cash and cash equivalents at September 30, 2008 and March 31, 2008, respectively.

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

Property, Plant, and Equipment

Property, Plant, and equipment are stated at cost. The Company has adopted the policy of depreciation being computed by use of the straight-line method over the estimated useful lives of the assets, which is up to 5 years for equipment and the shorter of lease terms or 10 years for leasehold improvements. The depreciation expense on property and equipment was $1,693 for the period ended September 30, 2008.

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

September 30, 2008

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

No significant realized exchange gains or losses were recorded from inception (January 9, 2006) to the period ended September 30, 2008.

Goodwill

The Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”, which requires that goodwill and intangible assets with indefinite lives should not be amortized but rather be tested for impairment at least annually or sooner whenever events or changes in circumstances indicate that they may be impaired. The Company did not recognize any goodwill or intangible asset impairment charges in the period ended September 30, 2008.

Comprehensive Income (Loss)

SFAS No. 130, “Reporting Comprehensive Income”, establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements.  From inception (January 9, 2006) to September 30, 2008, the Company had no items of other comprehensive income.  Therefore, net loss equals comprehensive loss from inception (January 9, 2006) to September 30, 2008.

Coronado Corp.

(A Development Stage Company)

Notes to Interim Consolidated Financial Statements

September 30, 2008

(Unaudited)

2.

Significant Accounting Policies – Continued

Advertising Costs

Advertising costs are expensed as incurred. From inception (January 9, 2006) to September 30, 2008, the Company had no advertising expenses.

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

September 30, 2008

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

Share Issuances

Since inception (January 9, 2006), the Company has issued 75,000, 3,000,000, and 2,100,000 common shares at approximately $0.006, $0.01, and $0.04 per share respectively, resulting in total proceeds of $114,454.  There were 5,175,000 common shares issued and outstanding at September 30, 2008.  Of these shares, 1,575,000 were issued to the spouse of a director, 1,500,000 were issued to a director and officer of the Company, and 2,100,000 were issued to unaffiliated investors.

4.

Income Taxes

The company has incurred operating losses of $88,583, which, if unutilized, will begin to expire in 2026.  Future tax benefits, which may arise as a result of these losses, have not been recognized in these financial statements, and have been offset by a valuation allowance.

Coronado Corp.

(A Development Stage Company)

Notes to Interim Consolidated Financial Statements

September 30, 2008

(Unaudited)

4.

Income Taxes – Continued

Details of future income tax assets are as follows:

	September 30,	March 31,
Future income tax assets:	2008	2008
Net operating loss (from inception January 9, 2006)	$88,583	$76,047
Approximate Statutory tax rate (combined federal and state)	34%	34%
Non-capital tax loss	30,118	25,856
Valuation allowance	(30,118)	(25,856)
	$-	$-

The potential future tax benefits of these losses have not been recognized in these financial statements due to uncertainty of their realization.  When the future utilization of some portion of the carryforwards is determined not to be “more likely than not,” a valuation allowance is provided to reduce the recorded tax benefits from such assets.

5.

Property and Equipment, Net

	September 30, 2008	March 31, 2008
Machinery and equipment	$ 16,935	$ 16,935
Leasehold improvements	16,243	16,243
	33,178	33,178
Accumulated depreciation and amortization	(20,477)	(18,784)

Net property and equipment	$ 12,701	$ 14,394

6.

Goodwill

We recorded goodwill, of $577, resulting from the acquisition of Bosque Tranquilo S.A. on October 12, 2006.  We paid $600 for 100% ownership of Bosque Tranquilo S.A., a private company incorporated May 13, 2006 in Costa Rica with no operating history, which had a book value of $23.

7.

Lease commitment

The Company leases an office space to be used for the dental clinic, in San Jose, Costa Rica.  The lease expires on January 31, 2009.  The monthly rental payments are $700 and can be cancelled at any time, by the Company, with 30 days written notice.  The total lease expenses paid for the period ended September 30, 2008 was $4,200.

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

Results of Operations

Our cash in the bank at September 30, 2008, was $15,814. In order to satisfy our cash requirements, we completed our offering pursuant to our SB-2 Registration Statement, which became effective on July 31, 2006.  At the close of the offering on November 15, 2006, 2,100,000 shares were issued to independent shareholders at $0.04 per share for proceeds of $84,000.

For the period from inception (January 9,2006) to September 30, 2008, we had no revenues and incurred net operating losses of $88,583 consisting of general operating expenses and professional fees incurred in connection with the day-to-day operation of our business and the preparation and filing of our periodic reports.

Net cash provided by financing activities since inception (January 9,2006) through September 30, 2008 was $114,454, consisting of $30,454 raised from the private sale of stock to our officers and directors, and $84,000 raised pursuant to our SB-2 Registration Statement.

The following table provides selected financial data about our company as of and for the six month period ended September 30, 2008 and the year ended March 31, 2008.

Balance Sheet Data:	September 30, 2008	March 31, 2008

Cash	$15,814	26,421
Total assets	$29,092	42,092
Total liabilities	$3,221	3,685
Stockholders' equity	$25,871	38,407

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

Our auditors have issued a going concern opinion indicating a substantial doubt about our ability to continue as an on-going business over the next twelve months unless we obtain additional capital to pay for our expenses. This is because we have not generated any revenues to date, and no revenues are anticipated until we begin receiving income from the sales of dental services to patients, and there is no assurance that we will ever reach this point.

Accordingly, we may have to raise sufficient capital from sources other than from the sale of dental services to patients. Our only other source for cash at this time is investments by others. We raised $84,000 from our public offering. Under the offering that closed November 15, 2006, we sold 2,100,000 common shares at $0.04 per share.  As of September 30, 2008 we had a total of 5,175,000 shares issued and outstanding to 32 shareholders. As of September 30, 2008, we had cash on hand of $15,814, which may not enable us to fund operations for the next twelve months.  If we are unable to generate enough revenues to cover our expenses, then we may have to rely on additional loans from our directors, a second public offering, or a private placement of securities.

We have used the above-mentioned funds to complete lease-hold upgrades and renovations to our dental clinic in San Jose, Costa Rica, as well as to purchase dental equipment for the clinic in July of 2007.

The dental equipment was installed in July of 2007 and subsequently we applied for our license to operate from the Ministry of Health, which was granted in December of 2007.

In September, of 2008, Shawn Phillips resigned his positions as an officer and director of the company and was replaced by Miss Floricel Leiton.  Miss Leiton is a certified dental technician specializing in the production, design, and manufacturing of porcelain dental crowns, bridges and implants.

Previously, Coronado Corp has sought to hire another dentist to work in the clinic alongside Dr. Quesada.  As of September 30th, 2008, Coronado Corp has been unable to find a suitable candidate to work in this capacity.  However, as a dental technician, Miss Leiton is qualified to act as a Dental Assistant and has agreed to begin working in this position for Coronado Corp full time starting in November of 2008.  Dr. Quesada has also agreed to begin working at the clinic full time as of November 1, 2008, and as such we now anticipate generating revenues in November of 2008.

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

We feel that our advertising efforts will be an important part to the success of our business development, acting as an effective way to introduce Coronado Corp and its services to the public. Our advertising will promote high quality dental work at a reasonable price. Special emphasis will be placed on cosmetic "Movie Star Teeth" procedures such as teeth cleaning, whitening, porcelain crowns and veneers. We anticipate that we will begin to generate revenues by November of 2008.

Also important to the successful development of our business is the hiring of another dentist.  While Dr. Quesada, the Company’s president and chief dentist, will be heading operations at the clinic and providing dental services to patients along with Miss Leiton, the company will continue it’s efforts to hire another dentist to help maximize our profit potential by making full use of the clinic’s three dental chairs.

The difference between having the ability to sustain our cash flow requirements over the next twelve months and the need for additional outside funding will depend on how fast we are able to generate revenue.

If we are unable to generate enough revenue to stay in business, we will have to find alternative sources for money, like a second public offering, a private placement of securities or loans from our officers or others. Equity financing could result in additional dilution to existing shareholders.

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

The hiring of another dentist will be conducted by Dr. Quesada, the company’s President, and is expected to be completed by December of 2008.

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

Articles of Incorporation*

3.2

Bylaws*

Rule 13a-14(a)/15d-14a(a) Certifications

Section 1350 Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORONADO CORP.
(Registrant)
November 13th, 2008
_____________________________	BY:	/s/ Alejandro Quesada
Date
Alejandro Quesada
President, Chief Executive Officer, Principal Financial Officer, Principal Accounting Officer, and member of the Board of Directors