Form 10-K/A
period 2008-03-31
Coronado Corp.
filed 2008-12-17
CIK 1365022

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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

EXPLANATORY NOTE

This Amendment No.1 on Form 10-KSB to the Annual Report on Form 10-K for the year ended March 31, 2008, of the Registrant which was filed with the Securities Exchange Commission on June 30, 2008 (the “Original Filing”) is being filed to amend or include certain disclosure contained in Item 9AT. Controls and Procedures and in the certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

As a result of this Amendment No.1, the certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, as filed as exhibits to the Original Filing have been re-executed and re-filed as of the date of this Amendment No. 1 on Form 10-K.

Except for the Amendment described above, this Form 10-K does not modify or update other disclosures in, or exhibits to, the Original Filing which are incorporated by reference herein.

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2008, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on this assessment, management has determined that the Company’s internal control over financial reporting as of March 31, 2008 was not effective.

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

In connection with the preparation of this Annual Report on Form 10-K for the year ended March 31, 2008, management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our internal controls over financial reporting, pursuant to Rule 13a-15 under the Exchange Act based on the framework in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our Chief

Executive Officer and Chief Financial Officer have concluded that the design and operation of our internal controls and procedures were not effective as of March 31, 2008. There were no significant changes in our internal controls over financial reporting that occurred during the fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide on management’s report on this annual report.

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

December 17, 2008

Coronado Corp.

By:

/s/ Alejandro Quesada

______________________________

Alejandro Quesada, President (principal

executive officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates included.

December 17, 2008

By:

/s/ Alejandro Quesada

_______________________________

Alejandro Quesada, President (principal

executive officer) and member of the Board

of Directors

December 17, 2008

By:

/s/ Shawn Phillips

_______________________________

Shawn Phillips, Chief, Secretary,

Treasurer, and member of the Board of

Directors