Form 10-K/A
period 2008-03-31
Coronado Corp.
filed 2009-01-08
CIK 1365022

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

Amendment No. 2

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

EXPLANATORY NOTE

This Amendment No.2 on Form 10-K to the Annual Report on Form 10-K for the year ended March 31, 2008, of the Registrant which was filed with the Securities Exchange Commission on June 30, 2008 (the “Original Filing”) is being filed to amend or include certain disclosure contained in Item 9AT. Controls and Procedures and in the certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

As a result of this Amendment No.2, the certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, as filed as exhibits to the Original Filing have been re-executed and re-filed as of the date of this Amendment No. 1 on Form 10-K.

Except for the Amendment described above, this Form 10-K does not modify or update other disclosures in, or exhibits to, the Original Filing which are incorporated by reference herein.

Item 9AT –Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, are responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report. Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared.  Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of March 31, 2008 because we failed to complete our assessment of internal control over financial reporting as of March 31, 2008, as required by Item 308T of Regulation S-K, prior to filing our Annual Report with the SEC.

We have remedied this failure by subsequently completing our assessment of internal control over financial reporting as of March 31, 2008, in accordance with Item 308T of Regulation S-K, and by amending our Annual Report to include management’s report on internal control over financial reporting.  Since the ineffectiveness related solely to our failure to complete the required assessment of internal control over financial reporting, management otherwise believes that the financial information set forth in the financial statements was reliable and obtained on a timely basis.  We have established a time table for annual testing of the effectiveness of our internal control over financial reporting with the direct reporting of the results to the Audit Committee to ensure proper compliance with SEC rules and regulations.

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2008, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on this assessment, management has determined that the Company’s internal control over financial reporting as of March 31, 2008 was not effective because we failed to complete our assessment of internal control over financial reporting as of March 31, 2008, as required by Item 308T of Regulation S-K, prior to filing our Annual Report with the SEC.  As described above, this material weakness did not have an effect on the validity or accurateness of our financial statements and financial information.  Remedy for this failure has been detailed above.

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

December 31, 2008

Coronado Corp.

By:

/s/ Alejandro Quesada

Alejandro Quesada, President (principal

executive officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates included.

December 31, 2008               By:

/s/ Alejandro quesada

Alejandro Quesada, President (principal

executive officer) and member of the Board

of Directors

December 31, 2008               By:

/s/ Shawn Phillips

Shawn Phillips, Chief, Secretary,

Treasurer, and member of the Board of

Directors