Form 10-Q
period 2008-12-31
Coronado Corp.
filed 2009-02-09
CIK 1365022

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

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

Yes     X      No  ____

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:  There were 5,175,000 shares of Common Stock issued and outstanding as of January 30, 2009.

CORONADO CORP.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2008

PART I. FINANCIAL INFORMATION

ITEM 1.  INTERIM FINANCIAL STATEMENTS

The accompanying condensed unaudited financial statements of Coronado Corp., a Nevada corporation are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the Company's most recent annual financial statements for the year ended March 31, 2008 included in a Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on June 30, 2008.  In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying condensed financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying condensed financial statements for the nine month period ended December 31, 2008 are not necessarily indicative of the operating results that may be expected for the full year ending March 31, 2009.

CORONADO CORP.

(A Development Stage Company)

INTERIM CONSOLIDATED

FINANCIAL STATEMENTS

DECEMBER 31, 2008

(Unaudited)

Coronado Corp.

(A Development Stage Company)

Consolidated Balance Sheets

ASSETS
	As at	As at
	December 31,	March 31,
	2008	2008
	(Unaudited)

CURRENT ASSETS
Cash and cash equivalents	$10,898	$26,421
Prepaid expenses	2,194	700
Total current assets	13,092	27,121

Property and equipment, net (Note 5)	11,854	14,394
Goodwill (Note 6)	577	577

TOTAL ASSETS	$25,523	$42,092

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$-	$3,685
Due to related party (Note 7)	7,100	-
Total liabilities	7,100	3,685

Commitment (Note 7)	-	-

STOCKHOLDERS' EQUITY
Capital Stock (Note 3)
Authorized:
100,000,000 common shares, $0.001 par value
Issued and outstanding shares:
5,175,000 common shares	5,175	5,175
Additional paid-in capital	109,279	109,279
Deficit accumulated during the development stage	(96,031)	(76,047)
Total Equity	18,423	38,407

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$25,523	$42,092

The accompanying notes are an integral part of these financial statements.

Coronado Corp.

(A Development Stage Company)

Interim Consolidated Statements of Operations

(Unaudited)

					Cumulative
					from Inception
					(January 9, 2006)
	Three Months Ended December 31,		Nine Months Ended December 31,		to December 31,
	2008	2007	2008	2007	2008

REVENUES:	$-	$-	$-	$-	$-

EXPENSES:
Professional fees	4,384	1,477	10,783	9,590	51,771
Depreciation and amortization	847	8,968	2,540	15,229	21,324
General and administrative	2,217	2,177	6,661	10,204	22,936
Total operating expenses	7,448	12,622	19,984	35,023	96,031

Other Income (Expense)	-	-	-	-	-

Net (Loss) before Income Taxes	(7,448)	(12,622)	(19,984)	(35,023)	(96,031)

Provision for Income Taxes (Note 4)	-	-	-	-	-

Net (Loss)	$(7,448)	$(12,622)	$(19,984)	$(35,023)	$(96,031)

PER SHARE DATA:

Basic and diluted loss per
common share	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted average number of
common shares outstanding	5,175,000	5,175,000	5,175,000	5,175,000

The accompanying notes are an integral part of these financial statements.

Coronado Corp.

(A Development Stage Company)

Interim Consolidated Statements of Stockholders’ Equity (Deficit)

For the Period of Inception (January 9, 2006) to December 31, 2008

				Deficit
				Accumulated
			Additional	During the
	Common Shares		Paid-in	Development
	Shares	Amount	Capital	Stage	Total

Inception - January 9, 2006	-	$-	$-	$-	$-
Common shares issued for cash
at approximately $0.006 per share,
February 1, 2006	75,000	454	-	-	454
Restatement for change to $0.001
par value from no par value	-	(379)	379	-	-
Loss for the period	-	-	-	(3,954)	(3,954)

Balance - March 31, 2006	75,000	$75	$379	$(3,954)	$(3,500)

Common shares issued for cash
at $0.01 per share, April 25, 2006	3,000,000	3,000	27,000	-	30,000
Common shares issued for cash
at $0.04 per share, November 14, 2006	2,100,000	2,100	81,900	-	84,000
Loss for the year	-	-	-	(26,396)	(26,396)

Balance - March 31, 2007	5,175,000	$5,175	$109,279	$(30,350)	$84,104

Loss for the year	-	-	-	(45,697)	(45,697)

Balance - March 31, 2008	5,175,000	$5,175	$109,279	$(76,047)	$38,407

Loss for the period (Unaudited)	-	-	-	(19,984)	(19,984)

Balance – December 31, 2008 (Unaudited)	5,175,000	$5,175	$109,279	$(96,031)	$18,423

The accompanying notes are an integral part of these financial statements.

Coronado Corp.

(A Development Stage Company)

Interim Consolidated Statements of Cash Flows

(Unaudited)

			Cumulative
			from Inception
			(January 9, 2006)
	Nine Months Ended December 31,		to December 31,
	2008	2007	2008

OPERATING ACTIVITIES

Net (Loss)	$(19,984)	$(35,023)	$(96,031)

Adjustment to Reconcile Net Income to Cash Generated by
Operating Activities:
Depreciation and amortization	2,540	15,229	21,324
Changes in Operating Assets and Liabilities:
(Increase) decrease in prepaid expenses	(1,494)	2,177	(2,194)
Increase (decrease) in accounts payable and accrued
liabilities	(3,685)	(3,822)	-
Increase (decrease) in short-term note payable (leasehold)	-	(9,408)	-
Net cash used in operating activities	(22,623)	(30,847)	(76,901)

INVESTING ACTIVITIES

Leasehold improvements	-	(563)	(16,243)
Machinery and equipment	-	(16,935)	(16,935)
Goodwill	-	-	(577)
Net cash used in investing activities	-	(17,498)	(33,755)

FINANCING ACTIVITIES

Advance from related party	7,100	-	7,100
Common stock issued for cash	-	-	114,454
Net cash provided by financing activities	7,100	-	121,554

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(15,523)	(48,345)	10,898

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	26,421	79,735	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$10,898	$31,390	$10,898

Supplemental Cash Flow Disclosures:

Cash paid for:
Interest expense	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

Coronado Corp.

(A Development Stage Company)

Notes to Interim Consolidated Financial Statements

December 31, 2008

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

Going Concern and Liquidity Considerations

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business.  As of December 31, 2008, the Company had a loss from operations of $19,984, an accumulated deficit of $96,031, and working capital of $5,992 and has earned no revenues since inception.  The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending March 31, 2009.

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

December 31, 2008

(Unaudited)

2.

Significant Accounting Policies - Continued

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had $10,898 and $26,421 in cash and cash equivalents at December 31, 2008 and March 31, 2008, respectively.

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

Property, Plant, and Equipment

Property, Plant, and equipment are stated at cost. The Company has adopted the policy of depreciation being computed by use of the straight-line method over the estimated useful lives of the assets, which is up to 5 years for equipment and the shorter of lease terms or 10 years for leasehold improvements. The depreciation expense on property and equipment was $2,540 for the period ended December 31, 2008.

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

December 31, 2008

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

No significant realized exchange gains or losses were recorded from inception (January 9, 2006) to the period ended December 31, 2008.

Goodwill

The Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”, which requires that goodwill and intangible assets with indefinite lives should not be amortized but rather be tested for impairment at least annually or sooner whenever events or changes in circumstances indicate that they may be impaired. The Company did not recognize any goodwill or intangible asset impairment charges in the period ended December 31, 2008.

Comprehensive Income (Loss)

SFAS No. 130, “Reporting Comprehensive Income”, establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements.  From inception (January 9, 2006) to December 31, 2008, the Company had no items of other comprehensive income.  Therefore, net loss equals comprehensive loss from inception (January 9, 2006) to December 31, 2008.

Coronado Corp.

(A Development Stage Company)

Notes to Interim Consolidated Financial Statements

December 31, 2008

(Unaudited)

2.

Significant Accounting Policies – Continued

Advertising Costs

Advertising costs are expensed as incurred. From inception (January 9, 2006) to December 31, 2008, the Company had no advertising expenses.

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

FASB Statements:

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts - an interpretation of FASB Statement No. 60.” Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises under FASB Statement No. 60, “Accounting and Reporting by Insurance Enterprises.” That diversity results in inconsistencies in the recognition and measurement of claim liabilities because of differing views about when a loss has been incurred under SFAS No. 5, “Accounting for Contingencies.” This Statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. Those clarifications will increase comparability in financial reporting of financial guarantee insurance contracts by insurance enterprises. This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements. This Statement is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.”  This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). This Statement is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.”

Coronado Corp.

(A Development Stage Company)

Notes to Interim Consolidated Financial Statements

December 31, 2008

(Unaudited)

2.

Significant Accounting Policies – Continued

New Accounting Pronouncements – Continued

In March 2008, the FASB issued SFAS No. 161, “Disclosure about Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133.” The use and complexity of derivative instruments and hedging activities have increased significantly over the past several years. Constituents have expressed concerns that the existing disclosure requirements in SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, do not provide adequate information about how derivative and hedging activities affect an entity’s financial position, financial performance, and cash flows. Accordingly, this Statement requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51.” This Statement amends ARB No. 51 to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards of the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent.  SFAS No. 160 is effective for fiscal years, and interim periods with those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends).

In December 2007, the FASB issued a revision to SFAS No. 141 (revised 2007), “Business Combinations.”  The objective of this Statement is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

3.

Capital Stock

Authorized Stock

The Company has authorized 100,000,000 common shares with $0.001 par value.  Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholder of the corporation is sought.

Share Issuances

Since inception (January 9, 2006), the Company has issued 75,000, 3,000,000, and 2,100,000 common shares at approximately $0.006, $0.01, and $0.04 per share respectively, resulting in total proceeds of $114,454.  There were 5,175,000 common shares issued and outstanding at December 31, 2008.  Of these shares, 1,575,000 were issued to the spouse of a director, 1,500,000 were issued to a director and officer of the Company, and 2,100,000 were issued to unaffiliated investors.

Coronado Corp.

(A Development Stage Company)

Notes to Interim Consolidated Financial Statements

December 31, 2008

(Unaudited)

4.

Income Taxes

The company has incurred operating losses of $96,031, which, if unutilized, will begin to expire in 2026.  Future tax benefits, which may arise as a result of these losses, have not been recognized in these financial statements, and have been offset by a valuation allowance.

Details of future income tax assets are as follows:

	December 31,	March 31,
Future income tax assets:	2008	2008
Net operating loss (from inception January 9, 2006)	$96,031	$76,047
Approximate Statutory tax rate (combined federal and state)	34%	34%
Non-capital tax loss	32,651	25,856
Valuation allowance	(32,651)	(25,856)
	$-	$-

The potential future tax benefits of these losses have not been recognized in these financial statements due to uncertainty of their realization.  When the future utilization of some portion of the carryforwards is determined not to be “more likely than not,” a valuation allowance is provided to reduce the recorded tax benefits from such assets.

5.

Property and Equipment, Net

	December 31, 2008	March 31, 2008
Machinery and equipment	$ 16,935	$ 16,935
Leasehold improvements	16,243	16,243
	33,178	33,178
Accumulated depreciation and amortization	(21,324)	(18,784)

Net property and equipment	$ 11,854	$ 14,394

6.

Goodwill

We recorded goodwill, of $577, resulting from the acquisition of Bosque Tranquilo S.A. on October 12, 2006.  We paid $600 for 100% ownership of Bosque Tranquilo S.A., a private company incorporated May 13, 2006 in Costa Rica with no operating history, which had a book value of $23.

7.

Due to Related Party

As of December 31, 2008, the Company was obligated to directors, who are also stockholders and one is an officer of the Company, for a non-interest bearing demand loan with a balance of $7,100.  The Company plans to pay the loan back as cash flows become available.  Interest has not been imputed on these advances due to its immaterial impact on the financial statements.

Coronado Corp.

(A Development Stage Company)

Notes to Interim Consolidated Financial Statements

December 31, 2008

(Unaudited)

8.

Lease commitment

The Company leases an office space to be used for the dental clinic, in San Jose, Costa Rica.  The monthly rental payments are $700 and can be cancelled at any time, by the Company, with 30 days written notice.  The total lease expenses paid for the period ended December 31, 2008 was $6,300.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance.  Forward-looking statements are often identified by words such as:  believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events.  You should not place any undue certainty on these forward-looking statements, which apply only as of the date of this quarterly report.  These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our predictions.

Results of Operations

Our cash in the bank at December 31, 2008, was $10,898. In order to satisfy our cash requirements, we completed our offering pursuant to our SB-2 Registration Statement, which became effective on July 31, 2006.  At the close of the offering on November 15, 2006, 2,100,000 shares were issued to independent shareholders at $0.04 per share for proceeds of $84,000.

For the period from inception (January 9,2006) to December 31, 2008, we had no revenues and incurred net operating losses of $96,031 consisting of general operating expenses and professional fees incurred in connection with the day-to-day operation of our business and the preparation and filing of our periodic reports.

Net cash provided by financing activities since inception (January 9,2006) through December 31, 2008 was $114,454, consisting of $30,454 raised from the private sale of stock to our officers and directors, and $84,000 raised pursuant to our SB-2 Registration Statement.

The following table provides selected financial data about our company as of and for the nine month period ended December 31, 2008 and the year ended March 31, 2008.

Balance Sheet Data:	December 31, 2008	March 31, 2008

Cash	$10,898	26,421
Total assets	$25,523	42,092
Total liabilities	$7,100	3,685
Stockholders' equity	$18,423	38,407

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

Accordingly, we may have to raise sufficient capital from sources other than from the sale of dental services to patients. Our only other source for cash at this time is investments by others. We raised $84,000 from our public offering. Under the offering that closed November 15, 2006, we sold 2,100,000 common shares at $0.04 per share.  As of December 31, 2008 we had a total of 5,175,000 shares issued and outstanding.  As of December 31, 2008, we had cash on hand of $10,898, which may not enable us to fund operations for the next twelve months.  If we are unable to generate enough revenues to cover our expenses, then we may have to rely on additional loans from our directors, a second public offering, or a private placement of securities.

We have used the above-mentioned funds to complete lease-hold upgrades and renovations to our dental clinic in San Jose, Costa Rica, as well as to purchase dental equipment for the clinic in July of 2007.

The dental equipment was installed in July of 2007 and subsequently we applied for our license to operate from the Ministry of Health, which was granted in December of 2007.

In September, of 2008, Shawn Phillips resigned his positions as an officer of the company and was replaced by Miss Floricel Leiton.  Miss Leiton is a certified dental technician specializing in the production, design, and manufacturing of porcelain dental crowns, bridges and implants.

Previously, Coronado Corp has sought to hire another dentist to work in the clinic alongside Dr. Quesada.  As of December 31, 2008, Coronado Corp has been unable to find a suitable candidate to work in this capacity.  However, as a dental technician, Miss Leiton is qualified to act as a Dental Assistant and has agreed to begin working in this position for Coronado Corp full time starting in March of 2009.  Dr. Quesada has also agreed to begin working at the clinic full time as of March 1, 2009, after he completes his training in, and receives his license to perform, dental implant surgery.   As such, we anticipate generating revenues in March of 2009.

We will begin to promote our services to the public by way of newspaper advertising, word of mouth, placement of brochures in hotel lobbies and a large billboard sign that will be erected in front of the clinic.

As we have raised the required minimum of $65,000, or the sale of 40% of our offering, we commenced with operations by hiring a construction firm, Camacho Construccion S.A., to conduct renovations to the office space which we have leased by constructing a three chair dental clinic, which was completed in July of 2007.

It was our intention to raise the entire $162,500 as permitted under our offering, however, we raised $84,000, prior to closing our offering November 15, 2006, and we have begun to implement our plan by building a three chair dental clinic with all the necessary equipment.

We feel that our advertising efforts will be an important part to the success of our business development, acting as an effective way to introduce Coronado Corp and its services to the public. Our advertising will promote high quality dental work at a reasonable price. Special emphasis will be placed on cosmetic "Movie Star Teeth" procedures such as teeth cleaning, whitening, porcelain crowns and veneers. We anticipate that we will begin to generate revenues by March of 2009.

Also important to the successful development of our business is the hiring of another dentist.  While Dr. Quesada, the Company’s president and chief dentist, will be heading operations at the clinic and providing dental services to patients along with Miss Leiton, the Company will continue its efforts to hire another dentist to help maximize our profit potential by making full use of the clinic’s three dental chairs.

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

If we are unable to pay for our expenses because we do not have enough money, we will cease operations until we raise more money. If we cannot or do not raise more money, we will be forced to permanently cease operations.

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

The company’s attempt to hire another dentist is being conducted by Dr. Quesada, the company’s President, has been ongoing and is expected to be completed by March of 2009.

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

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In the ordinary course of our business, we may from time to time become subject to routine litigation or administrative proceedings which are incidental to our business. We are not a party to nor are we aware of any existing, pending or threatened lawsuits or other legal actions involving us.

ITEM 1A.  RISK FACTORS

Not applicable.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We did not issue any equity securities during the quarter ended December 31, 2008.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.   EXHIBITS

The following exhibits are included with this filing.

Exhibit

Number

Description

31

Rule 13a-14(a)/15d-14a(a) Certifications

32

Section 1350 Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORONADO CORP.
(Registrant)
February 9, 2009
_____________________________	BY:	/s/ Alejandro Quesada
Date
Alejandro Quesada
President, Chief Executive Officer, Principal Financial Officer, Principal Accounting Officer, and member of the Board of Directors