Form 10-K
period 2009-03-31
Coronado Corp.
filed 2009-07-07
CIK 1365022

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[x] Annual report pursuant to Section 13 or 15(d) of the securities exchange act of 1934

For the fiscal year ended March 31, 2009.

OR

[  ] Transition report under Section 13 or 15(d) of the securities exchange act of 1934

Commission File No. 333-135037

CORONADO CORP.
(Exact name of registrant as specified in its charter)

Nevada	98-0485668
State or other jurisdiction of incorporation or organization	IRS Employer Identification No.

Tibas del Correo, 50 metros Norte y 25 metros al Este,
San José, República de Costa Rica
(Address of principal executive offices)

Issuer’s telephone number, including area code: 702-987-1847

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

[  ]  Yes  [X]  No

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  [  ]  Yes  [X]  No

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[X]  Yes

[  ]  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceeding 12 months (or for such shorter period that the registrans was required to submit and post such files).  [  ]  Yes  [X]  No

(Not applicable)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K  is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [ X ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer	[ ](Do not check if a smaller reporting company)	Smaller reporting company	[X]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[ X] Yes

[ ]  No

As of June 19, 2009, there were 5,175,000 shares of the Registrant's common stock, par value $0.001, issued and outstanding.  Of these, 2,100,000 shares are held by non-affiliates of the Registrant.  The market value of securities held by non-affiliates is $0 as our stock does not presently trade.

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated:  (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933, as amended (“Securities Act”).
Not Applicable.

TABLE OF CONTENTS

Item Number and Caption

Page

FORWARD-LOOKING STATEMENTS

4

PART I

………………………………………………………………………………………………….4

ITEM 1.  BUSINESS

4

ITEM 1A.  RISK FACTORS

6

ITEM 1B.  UNRESOLVED STAFF COMMENTS

7

ITEM 2.  PROPERTIES

7

ITEM 3.  LEGAL PROCEEDINGS

8

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

8

PART II

8

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES                                                8

ITEM 6.  SELECTED FINANCIAL DATA

9

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS                                                                                                           9

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

12

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.                                                                                                 26

ITEM 9A.[T] CONTROLS AND PROCEDURES

26

PART III

27

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

27

ITEM 11.  EXECUTIVE COMPENSATION

30

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.                                                  32

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE                                                                                                                           33

ITEM 14.  PRINCIPAL ACCOUNTANT FEE AND SERVICES

33

PART IV

34

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

34

FORWARD-LOOKING STATEMENTS

Except for historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Such forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our business strategy, future revenues and anticipated costs and expenses.  Such forward-looking statements include, among others, those statements including the words “expects,” “anticipates,” “intends,” “believes,” and similar language.  Our actual results may differ significantly from those projected in the forward-looking statements.  Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the sections “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  You should carefully review the risks described in this Annual Report and in other documents we file from time to time with the Securities and Exchange Commission.  You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report.  We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements.

All references in this Form 10-K to the “Company,” “Coronado,” “we,” “us,” or “our” are to Coronado Corp.

PART I

ITEM 1.  BUSINESS

Company Overview

We were incorporated in the State of Nevada on January 9th, 2006.  Our principal place of business and corporate offices are located at Tibas del Correo, 50 metros Norte y 25 metros al Este, San Jose, Republic of Costa Rica, telephone number 702-987-1847.    We were formed as a health services company that intended to build and operate a dental clinic in Costa Rica.  Our fiscal year end is March 31st.

As of the date of this filing we have taken the following steps in the execution of our original business plan:  In November 2006, we raised $84,000 from our initial public offering, and with this money we leased an office space in San Jose, Costa Rica, through our wholly-owned Costa Rican subsidiary, Bosque Tranquilo SA.   In February of 2007, we subsequently renovated this space and installed dental equipment sufficient to operate a three chair dental clinic, at which time we applied for our license to operate from the Ministry of Health, which was granted in December of 2007.  We anticipated generating revenues as a dental clinic in March 2009, however, we decided that we would no longer pursue this business plan.  Therefore, on March 31, 2009, the Company transferred ownership of its wholly-owned subsidiary, Bosque Tranquilo S.A., to Alejandro Quesada, a former officer and a current director of the Company, including all assets, title, interest and liabilities of the subsidiary.  In consideration of this transfer, Mr. Quesada has agreed to waive any claim to money owed to him by the Company as of March 31, 2009.  Effective March 30, 2009, Mr. Quesada resigned his officer positions of the Company and appointed Floricel Letion to the positions of Chief Executive Officer, Chief Financial Officer, Secretary, and Treasurer.  These transactions are more fully described in our Current Reports on Form 8-K filed with the Securities and Exchange Commission on April 3 and 6, 2009.

We recently decided to redirect our business focus towards launching and operating a website to promote dental services and vacation packages in Costa Rica.  Specifically, the company will introduce the public to the services of various third-party dentists and dental clinics in Costa Rica for a fee from both the consumer and the dentist. The company will also arrange for hotel accommodations and tour packages for those individuals W utilize the services of the dentists and dental clinics with whom Coronado Corp has introduced them to. We registered the internet domain name   www.dental-vacation.com, which will be used for promoting our services. We are also looking for ventures of merit for corporate participation as a means of enhancing stockholder value.  This may involve the sales of our equity or debt securities in merger or acquisition transactions.  To date, we have achieved no operating revenues and have yet to engage in any such ventures.  We have sustained losses since inception, January 9, 2006, to March 31st, 2009, of $105,609 and rely solely upon the sale of securities and loans from our corporate officers and directors for funding.

Coronado Corp. has never declared bankruptcy, been in receivership, or been involved in any kind of legal proceeding.

Competitive Business Conditions and Strategy; Coronado Corp’s Position in the Industry

Coronado intends to establish itself as a competitive company in an already existing market.

We will primarily market to “Dental Tourists” looking for quality dental work at a reasonable price. The Company intends to specialize in cosmetic dental procedures such as crowns, caps, veneers, teeth-whitening, the replacement of mercury fillings with non-mercury fillings, as well as any procedure that requires the skills of a dental surgeon or a doctor with specialized training.

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

Patents, Trademarks and Licenses

We do not presently own any patents, trademarks, copyrights, or other forms of intellectual property.

Research and Development

We have not performed any research and development since our inception.

Employees

As of June 19, 2009, Coronado has no employees.   The officers and directors are donating their time to the development of the company and intend to do whatever work is necessary in order to bring us to the point of being able to implement our business plan.

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

We were incorporated on January 9, 2006, and we have not started any business operations nor realized any revenues.  We have no operating history upon which an evaluation of our future success or failure can be made.  As a result, it is possible that we may not generate any revenues in the future.  Since inception, to March 31, 2009, Coronado Corp. has incurred a net loss of $105,609.

In order to generate revenue, we are dependent on our ability to find patients to purchase our services in order to generate revenues.

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

Because Ms. Floricel Leiton has other outside business activities, she can only dedicate a limited amount of her time to Coronado Corp.’s operations.  This could result in periodic interruptions or suspensions of the business plan.

Because our company president, Ms. Leiton, has other outside business interests, she will only be able to devote a limited amount of her time to our operations.  Coronado Corp. operations may occur at times which are inconvenient to Ms. Leiton, which could result in the development of our plan being periodically interrupted or suspended.

If our officers and directors resign or die without having found replacements, our operations will be suspended or cease altogether. Should that occur, it could result in a loss of your investment.

We have one officer and three directors and we are entirely dependent upon them in order to conduct our operations.  If they should resign or die, there will be no one to run Coronado Corp., and the company has no Key Man insurance.  If such an event were to take place and we were unable to find other persons to run us, our operations would be suspended or cease entirely, and this could result in the loss of your investment.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2.  PROPERTIES

Coronado Corp.’s principal place of business and corporate office is located at Tibas del Correo, 50 metros Norte y 25 metros al Este, San Jose, Republic de Costa Rica, the telephone number is (702) 987-1847.  The office space is a 200 square foot room, provided to us on a rent free basis by a director and our former President, Alejandro Quesada.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is currently quoted on the Over-The-Counter Bulletin Board (OTCBB) under the symbol “CRAO”. Our common stock has been quoted on the OTCBB since February 14, 2007.

Our common stock has not had any trading activity, since first being quoted on February 14, 2007, and since then has had a high bid of $0.05 and a low bid of $0.00.  The high and low bid information was obtained from www.otcbb.com.  OTCBB quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Of the 5,175,000 shares of common stock outstanding as of March 31, 2009, 3,075,000 shares were owned by Dr. Alejandro Quesada and Ms. Yoenia Proenza (the wife of Shawn Phillips) and may only be resold in compliance with Rule 144 of the Securities Act of 1933.

Holders

As of June 1, 2009, we have 5,175,000 Shares of $0.001 par value common stock issued and outstanding held by 35 shareholders of record.

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

Purchases of Equity Securities by the Registrant and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the year ended March 31, 2009.

ITEM 6.  SELECTED FINANCIAL DATA

Not applicable.

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

Results of Operations

We have conducted no material operations during the year ended March 31, 2009, and do not have any present operations. During the year ended March 31, 2009, we generated no revenues.  Accordingly, a discussion of our results of operations is not meaningful and will not be presented herein.

The following table provides selected financial data about our company as of and for the year ended March 31, 2009, and 2008.

Balance Sheet Data:	March 31, 2009	March 31, 2008

Cash	$7,536	$26,421
Total assets	$8,845	$42,092
Total liabilities	$-	$3,685
Stockholders’ equity	$8,845	$38,407

Liquidity and Capital Resources

The report of our auditors on our audited financial statements for the fiscal year ended March 31, 2009, contains a going concern qualification as we have suffered losses since our inception.  We have minimal assets and have achieved no operative revenues since our inception.  We have depended on loans and sales of equity securities to conduct operations.  Unless and until we commence material operations and achieve material revenues, we will remain dependent on financings to continue our operations.  Because of our limited cash in the bank, we will be required to raise additional capital over the next twelve months to meet our ongoing expenses.

Plan of Operation

Our plan over the next 12 months is to launch and operate a website, www.dental-vacation.com , promoting dental tourism in Costa Rica, whereby Coronado Corp will arrange dental services and hotel accommodations for North American and European individuals looking for high-quality dental service at affordable prices.  Our main marketing slogan will be “Get your teeth fixed and a dream vacation for half the price you could get your teeth done in Canada or the US”.

Coronado Corp will charge a booking fee to the consumer, and a 20% commission to the dentists, hotels, and tour companies for all business generated by The Company.

We plan to market our services to the public via newspaper advertising, email broadcasting, and word of mouth, in order to generate revenue.

At present we are looking to hire a Website designer and marketing consultant to assist us in creating our website. We will begin to promote our services to the public by way of e-mail advertising and word of mouth in order to generate revenue. Floricel Leiton, our new company president, will also be entering into contract negotiations with various dental clinics, hotels, and tour companies in Costa Rica whose services Coronado Corp, will promote on www.dental-vacation.com.

We feel that our advertising efforts will be an important part to the success of our business development, acting as an effective way to introduce Coronado and its services to the public. Our advertising will promote high quality dental work at a reasonable price. Special emphasis will be placed on cosmetic "Movie Star Teeth" procedures such as teeth cleaning, whitening, porcelain crowns and veneers.

Also important to the successful development of our business is being able to offer desirable vacation packages and hotel accommodations to those seeking to travel to Costa Rica for dental services through our website.  Floricel Leiton, the Company’s president, will be negotiating with various hotels and tour operators enabling us to offer a wide variety of accommodations and tours.

The difference between having the ability to sustain our cash flow requirements over the next twelve months and the need for additional outside funding will depend on how fast we are able to generate revenue.

If we are unable to generate enough revenue to stay in business or run out of cash, we will have to find alternative sources for money, like a second public offering, a private placement of securities or loans from our officers or others. Equity financing could result in additional dilution to existing shareholders.

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

We have no present plans to purchase or sell any plant or significant equipment.  We also have no present plans to add employees although we may do so in the future if we engage in any merger or acquisition transactions.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

CORONADO CORP.

(A Development Stage Company)

AUDITED FINANCIAL STATEMENTS

MARCH 31, 2009 and 2008

CORONADO CORP.

(A Development Stage Company)

INDEX TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD OF JANUARY 9, 2006 (INCEPTION) TO MARCH 31, 2009

 Page(s)

Report of Independent Registered Public Accounting Firm

14

Balance Sheets at March 31, 2009 and 2008

15

Consolidated Statement of Operations for the years ended March 31, 2009 and 2008 and cumulative totals from January 9, 2006 (Inception) to March 31, 2009

16

Consolidated Statements of Changes in Stockholders' Equity (Deficit)

for the period of January 9, 2006 (Inception) to March 31, 2009

17

Consolidated Statements of Cash Flows for the years ended March 31, 2009 and 2008 and from January 9, 2006 (Inception) to March 31, 2009

18

Notes to Audited Consolidated Financial Statements

19

MOORE & ASSOCIATES, CHARTERED

           ACCOUNTANTS AND ADVISORS

PCAOB REGISTERED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Coronado Corp.

(A Development Stage Company)

We have audited the accompanying consolidated balance sheets of Coronado Corp. (A Development Stage Company) as of March 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the years ended March 31, 2009, 2008 and since inception on January 9, 2006 through March 31, 2009. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conduct our audits in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Coronado Corp. (A Development Stage Company) as of March 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the years ended March 31, 2009, 2008 and since inception on January 9, 2006 through March 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has an accumulated deficit of $105,609, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moore & Associates, Chartered

Moore & Associates, Chartered

Las Vegas, Nevada

June 19, 2009

6490 West Desert Inn Rd, Las Vegas, NV 89146 (702) 253-7499 Fax (702) 253-7501

Coronado Corp.

(A Development Stage Company)

Balance Sheets

ASSETS

	As of March 31,
	2009	2008
		(Consolidated)

CURRENT ASSETS
Cash and cash equivalents	$7,536	$26,421
Prepaid expenses	1,309	700
Total current assets	8,845	27,121

Property and equipment, net (Note 5)	-	14,394
Goodwill (Note 6)	-	577

TOTAL ASSETS	$8,845	$42,092

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$-	$3,685
Total current liabilities	-	3,685

Commitment	-	-

STOCKHOLDERS' EQUITY
Capital Stock (Note 3)
Authorized:
100,000,000 common shares, $0.001 par value
Issued and outstanding shares:
5,175,000 common shares	5,175	5,175
Additional paid-in capital	109,279	109,279
Deficit accumulated during the development stage	(105,609)	(76,047)
Total Equity	8,845	38,407

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$8,845	$42,092

The accompanying notes are an integral part of these financial statements.

Coronado Corp.

(A Development Stage Company)

Consolidated Statements of Operations

			Cumulative
			from Inception
			(January 9, 2006)
	For the Year Ended March 31,		to March 31,
	2009	2008	2009

REVENUES:	$-	$-	$-

EXPENSES:
Professional fees	14,186	14,588	55,175
Depreciation and amortization	3,387	18,783	22,170
General and administrative	8,904	12,326	25,179
Total operating expenses	26,477	45,697	102,524

Other Income (Expense)
Loss on disposition of subsidiary	(3,085)	-	(3,085)

Net (Loss) before Income Taxes	(29,562)	(45,697)	(105,609)

Provision for Income Taxes (Note 4)	-	-	-

Net (Loss)	$(29,562)	$(45,697)	$(105,609)

PER SHARE DATA:

Basic and diluted loss per
common share	$(0.01)	$(0.01)

Weighted average number of
common shares outstanding	5,175,000	5,175,000

The accompanying notes are an integral part of these financial statements.

Coronado Corp.

(A Development Stage Company)

Consolidated Statements of Stockholders’ Equity (Deficit)

For the Period of Inception (January 9, 2006) to March 31, 2009

				Deficit
				Accumulated
			Additional	During the
	Common Shares		Paid-in	Development
	Shares	Amount	Capital	Stage	Total
Inception - January 9, 2006	-	$-	$-	$-	$-
Common shares issued for cash
at approximately $0.006 per share,
February 1, 2006	75,000	454	-	-	454
Restatement for change to $0.001
par value from no par value	-	(379)	379	-	-
Loss for the period	-	-	-	(3,954)	(3,954)

Balance - March 31, 2006	75,000	$75	$379	$(3,954)	$(3,500)

Common shares issued for cash
at $0.01 per share, April 25, 2006	3,000,000	3,000	27,000	-	30,000
Common shares issued for cash
at $0.04 per share, November 14, 2006	2,100,000	2,100	81,900	-	84,000
Loss for the year	-	-	-	(26,396)	(26,396)

Balance - March 31, 2007	5,175,000	$5,175	$109,279	$(30,350)	$84,104

Loss for the year	-	-	-	(45,697)	(45,697)

Balance - March 31, 2008	5,175,000	$5,175	$109,279	$(76,047)	$38,407

Loss for the year	-	-	-	(29,562)	(29,562)

Balance – March 31, 2009	5,175,000	$5,175	$109,279	$(105,609)	$8,845

The accompanying notes are an integral part of these financial statements.

Coronado Corp.

(A Development Stage Company)

Consolidated Statements of Cash Flows

			Cumulative
			from Inception
			(January 9, 2006)
	For the Year Ended March 31,		to March 31,
	2009	2008	2009

OPERATING ACTIVITIES

Net (Loss)	$(29,562)	$(45,697)	$(105,609)

Adjustment to Reconcile Net Income to Cash Generated by
Operating Activities:
Depreciation and amortization	3,387	18,783	22,170
Loss on disposition of assets	11,584	-	(22,170)
Changes in Operating Assets and Liabilities:
(Increase) decrease in prepaid expenses	(609)	2,177	(1,309)
Increase (decrease) in accounts payable and accrued
liabilities	(3,685)	(1,672)	-
Increase (decrease) in short-term note payable (leasehold)	-	(9,408)	-
Net cash used in operating activities	(18,885)	(35,817)	(106,918)

INVESTING ACTIVITIES

Leasehold improvements	-	(563)	-
Machinery and equipment	-	(16,934)	-
Net cash used in investing activities	-	(17,497)	-

FINANCING ACTIVITIES

Common stock issued for cash	-	-	114,454
Net cash provided by financing activities	-	-	114,454

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(18,885)	(53,314)	7,536

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	26,421	79,735	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$7,536	$26,421	$7,536

Supplemental Cash Flow Disclosures:

Cash paid for:
Interest expense	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

Coronado Corp.

(A Development Stage Company)

Notes to Audited Consolidated Financial Statements

1.

Organization and Going Concern

Coronado Corp. (the “Company”) is a Nevada corporation incorporated on January 9, 2006.  It is based in San Jose, Costa Rica.  The company purchased a wholly-owned subsidiary, “Bosque Tranquilo S.A.” in San Jose, Costa Rica on October 12, 2006. On March 31 2009, the Company disposed of Bosque Tranquilo S.A.

The Company is a development stage company that intends to offer dental services in Costa Rica.  To date, the Company’s activities have been limited to its formation and the raising of equity capital.  The Company’s fiscal year end is March 31.

Going Concern and Liquidity Considerations

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business.  As of March 31, 2009, the Company had a loss from operations of $29,562, an accumulated deficit of $105,609, and working capital of $8,845 and has earned no revenues since inception.  The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending March 31, 2009.

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

2.

Significant Accounting Policies

Basis of Consolidation

For March 31, 2009 and 2008, these consolidated financial statements presented are those of the Company and its wholly-owned subsidiary, Bosque Tranquilo S.A.  All intercompany balances and transactions have been eliminated.

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

(A Development Stage Company)

Notes to Audited Consolidated Financial Statements

2.

Significant Accounting Policies - Continued

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had $7,536 and $26,421 in cash and cash equivalents at March 31, 2009 and 2008, respectively.

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

Property and Equipment

Property and equipment are stated at cost. The Company has adopted the policy of depreciation being computed by use of the straight-line method over the estimated useful lives of the assets, which is up to 5 years for equipment and the shorter of lease terms or 10 years for leasehold improvements. The depreciation expense on property and equipment was $3,387 and $18,783 for the year ended March 31, 2009 and 2008, respectively.

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

No significant realized exchange gains or losses were recorded from inception (January 9, 2006) to the period ended March 31, 2009.

Goodwill

The Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”, which requires that goodwill and intangible assets with indefinite lives should not be amortized but rather be tested for impairment at least annually or sooner whenever events or changes in circumstances indicate that they may be impaired. The Company wrote off goodwill charges upon the disposition of its wholly-owned subsidiary on March 31, 2009.

Comprehensive Income (Loss)

SFAS No. 130, “Reporting Comprehensive Income”, establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements.  From inception (January 9, 2006) to March 31, 2009, the Company had no items of other comprehensive income.  Therefore, net loss equals comprehensive loss from inception (January 9, 2006) to March 31, 2009.

Coronado Corp.

(A Development Stage Company)

Notes to Audited Consolidated Financial Statements

2.

Significant Accounting Policies – Continued

Advertising Costs

Advertising costs are expensed as incurred. From inception (January 9, 2006) to March 31, 2009, the Company had no advertising expenses.

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

FASB Statements:

In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”).  FSP FAS 157-4 provides guidance on estimating fair value when market activity has decreased and on identifying transactions that are not orderly.  Additionally, entities are required to disclose in interim and annual periods the inputs and valuation techniques used to measure fair value.  This FSP is effective for interim and annual periods ending after June 15, 2009.

In December 2008, the FASB issued FSP No. FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities.”  This disclosure-only FSP improves the transparency of transfers of financial assets and an enterprise’s involvement with variable interest entities, including qualifying special-purpose entities.  This FSP is effective for the first reporting period (interim or annual) ending after December 15, 2008, with earlier application encouraged.

In December 2008, the FASB issued FSP No. FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP FAS 132(R)-1”).  FSP FAS 132(R)-1 requires additional fair value disclosures about employers’ pension and postretirement benefit plan assets consistent with guidance contained in SFAS 157.  Specifically, employers will be required to disclose information about how investment allocation decisions are made, the fair value of each major category of plan assets and information about the inputs and valuation techniques used to develop the fair value measurements of plan assets. This FSP is effective for fiscal years ending after December 15, 2009.

In October 2008, the FASB issued FSP No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active,” (“FSP FAS 157-3”), which clarifies application of SFAS 157 in a market that is not active.  FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements have not been issued.

Coronado Corp.

(A Development Stage Company)

Notes to Audited Consolidated Financial Statements

2.

Significant Accounting Policies – Continued

New Accounting Pronouncements – Continued

In September 2008, the FASB issued exposure drafts that eliminate qualifying special purpose entities from the guidance of SFAS No. 140, “Accounting for Transfers and Servicing of Financial  Assets and  Extinguishments of Liabilities,” and  FASB  Interpretation 46 (revised December 2003), “Consolidation of  Variable  Interest Entities - an interpretation of ARB  No. 51,” as well as other modifications.  While the proposed revised pronouncements have not been finalized and the proposals are subject to further public comment, the Company anticipates the changes will not have a significant impact on the Company’s financial statements.  The changes would be effective March 1, 2010, on a prospective basis.

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in FASB Statement of Financial Accounting Standards No. 128, “Earnings per Share.” FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited.

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

Coronado Corp.

(A Development Stage Company)

Notes to Audited Consolidated Financial Statements

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

Share Issuances

Since inception (January 9, 2006), the Company has issued 75,000, 3,000,000, and 2,100,000 common shares at approximately $0.006, $0.01, and $0.04 per share respectively, resulting in total proceeds of $114,454.  There were 5,175,000 common shares issued and outstanding at March 31, 2009.  Of these shares, 1,575,000 were issued to the spouse of a director, 1,500,000 were issued to a director and officer of the Company, and 2,100,000 were issued to unaffiliated investors.

Coronado Corp.

(A Development Stage Company)

Notes to Audited Consolidated Financial Statements

4.

Income Taxes

The company has incurred operating losses of $96,031, which, if unutilized, will begin to expire in 2026.  Future tax benefits, which may arise as a result of these losses, have not been recognized in these financial statements, and have been offset by a valuation allowance.

Details of future income tax assets are as follows:

	March 31,	March 31,
Future income tax assets:	2009	2008
Net operating loss (from inception January 9, 2006)	$105,609	$76,047
Approximate Statutory tax rate (combined federal and state)	34%	34%
Non-capital tax loss	35,907	25,856
Valuation allowance	(35,907)	(25,856)
	$-	$-

The potential future tax benefits of these losses have not been recognized in these financial statements due to uncertainty of their realization.  When the future utilization of some portion of the carryforwards is determined not to be “more likely than not,” a valuation allowance is provided to reduce the recorded tax benefits from such assets.

5.

Property and Equipment, Net

	March 31, 2009	March 31, 2008
Machinery and equipment	$ -	$ 16,934
Leasehold improvements	-	16,243
	-	33,177
Accumulated depreciation and amortization	-	(18,783)

Net property and equipment	$ -	$ 14,394

6.

Goodwill

We recorded goodwill, of $0 and $577, for March 31, 2009 and 2008, respectively.  The goodwill for March 31, 2008, resulted from the acquisition of Bosque Tranquilo S.A. on October 12, 2006.  We paid $600 for 100% ownership of Bosque Tranquilo S.A., a private company incorporated May 13, 2006 in Costa Rica with no operating history, which had a book value of $23. On March 31, 2009 we wrote off goodwill upon the disposition of Bosque Tranquilo S.A.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.[T] CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, are responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report. Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared.  Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective as of March 31, 2009.,

Management’s Annual Report on Internal Control Over Financial Reporting.

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2009, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on this assessment, management has determined that the Company’s internal control over financial reporting as of March 31, 2009 was not effective for the reason described herein.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) inadequate segregation of duties consistent with control objectives.  The aforementioned material weakness was identified by our Chief Executive Officer in connection with the review of our financial statements as of March 31, 2009.

Management believes that the material weakness set forth above did not have an effect on our financial results.

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

In connection with the preparation of this Annual Report on Form 10-K for the year ended March 31, 2009, management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our internal controls over financial reporting, pursuant to Rule 13a-15 under the Exchange Act based on the framework in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our Chief Executive Officer and Chief Financial Officer have concluded that the design and operation of our internal controls and procedures were not effective as of March 31, 2009. There were no significant changes in our internal controls over financial reporting that occurred during the fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 9B. OTHER INFORMATION.

No items required to be reported on Form 8-K during the fourth quarter of the year covered by this report were not previously reported on Form 8-K.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

Executive Officers, Directors and Key Employees

Directors serve until the next annual meeting of the stockholders; until their successors are elected or appointed and qualified, or until their prior resignation or removal.  Officers serve for such terms as determined by our board of directors.  Each officer holds office until such officer’s successor is elected or appointed and qualified or until such officer’s earlier resignation or removal.  No family relationships exist between any of our present directors and officers.

The following table sets forth certain information, as of June 19, 2009, with respect to our directors and executive officers.

Name and Address

Age

Position(s)

Floricel Leiton

28

Chief Executive Officer, President

Tibas del Correo,

Chief Financial Officer, Secretary,

50 metros Norte y 25 metros al Este

Treasurer, & Director

San Jose, Republica de Costa Rica

Alejandro Quesada

38           Director

Tibas del Correo,

50 metros Norte y 25 metros al Este

San Jose, Republica de Costa Rica

Shawn Phillips

39

Director

Tibas del Correo,

50 metros Norte y 25 metros al Este

San Jose, Republica de Costa Rica

Background Information about Our Officers and Directors

Floricel Leiton

Floricel Leiton has served as our President, Chief Executive and Financial Officer, since March 30, 2009, and as our Secretary and a Director since September 8, 20008.

Ms. Leiton graduated with a degree as a Dental Technician from the Universidad Latina de Costa Rica in 2001.  She is an expert in the construction of bridges, and crowns and plates (false teeth), and has a postgraduate degree as a specialist in working with porcelain.

For the last five years, Miss Leiton has worked for Dr. Jaime Jacabo as a laboratory technician creating bridges, crowns and false teeth for his patients.  For the last two years Miss Leiton has also produced bridges, crowns and plates for the patients of Dr. Andrea Acosta and Dr. Peggy Fernandez.

Miss Leiton is actively involved in Project Smile, a service that provides dental services in impoverished communities in Costa Rica, to which she regularly provides her services free of charge.

Alejandro Quesada

Alejandro Quesada has served as a Director since inception.  Previous to this he served as our President and Chief Executive Officer from inception to March 30, 2009, and Chief Financial Officer and treasurer, from September 8, 2008 to March 30, 2009.

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

Shawn Phillips

Shawn Phillips has served as a Director since inception.  Previous to this he served as our Chief  Financial Officer, Secretary, and Treasurer from inception to Setpember 8, 2008.

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

Mr. Phillips has spent the last six years as a mail-order consultant for numerous firms that market various information products.  Mr. Phillips is also a Director of Deltron, Inc., since inception September 14, 2005, which is quoted on the OTCBB (www.otcbb.com), under the symbol of DTRO.

Employment Agreements

We have no formal employment agreements with any of our employees.

Term of Office

Our directors are appointed for a period of one year or until such time as their replacements have been elected by our stockholders.  The officers of the Company are appointed by our board of directors and hold office until their resignation or removal.

Audit Committee

We do not have a standing audit committee, an audit committee financial expert, or any committee or person performing a similar function.  We currently have limited working capital and no revenues.  Management does not believe that it would be in our best interests at this time to retain independent directors to sit on an audit committee.  If we are able to raise sufficient financing in the future, then we will likely seek out and retain independent directors and form an audit, compensation committee and other applicable committees.

Board of Directors

We have three directors, one that serves as our sole executive officer and the other two have served as executive officers previously.  Therefore, they are not independent directors.  We do not pay them for attending board meetings.  They are reimbursed, however, for their expenses, if any, for attendance at meetings of the Board of Directors.  Our Board of Directors may designate from among its members an executive committee and one or more other committees but has not done so to date.  We do not have a nominating committee or a nominating committee charter.  Further, we do not have a policy with regard to the consideration of any director candidates recommended by security holders.  To date this has not been a problem, as no security holders have made any such recommendations.  Our three director perform all functions that would otherwise be performed by committees.  Given the present size of our board, it is not practical for us to have committees.  If we are able to grow our business and increase our operations, we intend to expand the size of our board and allocate responsibilities accordingly.

Compliance with Section 16(a) of the Exchange Act

Our common stock is not registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Accordingly, our officers, directors, and principal stockholders are not subject to the beneficial ownership reporting requirements of Section 16(a) of the Exchange Act.

Code of Ethics

In 2007 we adopted a Code of Ethics that applies to all of our employees.  A copy of our Code of Ethics will be provided to any person requesting same without charge.  To request a copy of our Code of Ethics, please make written request to our President c/o Coronado Corp. at Tibas del Correo, 50 metros norte y 25 metros al este, San Jose, Costa Rica.

ITEM 11.  EXECUTIVE COMPENSATION

The following table sets forth information concerning the total compensation paid or accrued by us during the two fiscal years ended March 31, 2009 and 2008, to (i) all individuals that served as our principal executive officer or acted in a similar capacity for us at any time during the fiscal year ended March 31, 2009; (ii) all individuals that served as our principal financial officer or acted in a similar capacity for us at any time during the fiscal year ended March 31, 2009; and (iii) all individuals that served as executive officers of ours at any time during the fiscal year ended March 31, 2009 that received annual compensation during the fiscal year ended March 31, 2009 in excess of $100,000.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compen-sation ($)	Change in Pension Value and Non- qualified Deferred Compen-sation Earnings ($)	All Other Compen-sation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Floricel Leiton,(1) Chief Executive and Financial Officer	2009 2008	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0

Alejandro Quesada,(2) Chief Executive and Financial Officer	2009 2008	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0

Shawn Phillips,(3) Chief Financial Officer	2009 2008	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0

 (1)

Floricel Leiton has served as our President, Chief Executive and Financial Officer from March 30, 2009 through the present, and as our Secretary, Treasurer, and Director from September 8 through the present.

(2)

Alejandro Quesada has served as a Director from inception (January 9, 2006) through the present.  Mr. Quesada served as our President and Chief Executive Officer from January 9, 2006 to March 30, 2009, and as our Chief Financial Officer and Treasurer from September 8, 2008 to March 30, 2009.

(3)

Shawn Phillips has served as a Director from January 9, 2006 through the present.  Mr. Phillips served as our Chief Financial Officer, Secretary, and Treasurer from January 9, 2006 to September 8, 2008.

We have not issued any stock options or maintained any stock option or other incentive plans since our inception. We have no plans in place and have never maintained any plans that provide for the payment of retirement benefits or benefits that will be paid primarily following retirement including, but not limited to, tax qualified deferred benefit plans, supplemental executive retirement plans, tax-qualified deferred contribution plans and nonqualified deferred contribution plans. Similarly, we have no contracts, agreements, plans or arrangements, whether written or unwritten, that provide for payments to the named executive officers or any other persons following, or in connection with the resignation, retirement or other termination of a named executive officer, or a change in control of us or a change in a named executive officer’s responsibilities following a change in control.

Compensation of Directors

None of our directors receive any compensation for serving as such, for serving on committees of the board of directors or for special assignments. During the fiscal year ended March 31, 2009, there were no other arrangements between us and our directors that resulted in our making payments to any of our directors for any services provided to us by them as directors.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information with respect to the beneficial ownership of our common stock known by us as of June 19, 2009 by:

•

each person or entity known by us to be the beneficial owner of more than 5% of our common stock;

•

each of our directors;

•

each of our executive officers; and

•

all of our directors and executive officers as a group.

The percentages in the table have been calculated on the basis of treating as outstanding for a particular person, all shares of our common stock outstanding on such date and all shares of our common stock issuable to such holder in the event of exercise of outstanding options, warrants, rights or conversion privileges owned by such person at said date which are exercisable within 60 days of June 19, 2009.  Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent such power may be shared with a spouse.

Amount and

Name and Address

Naute of

Percentage

Beneficial  Owner

Ownership(2)    of Ownership(3)

Floricel Leiton

0

  0%

Tibas del Correo,

50 metros Norte y 25 metros al Este,

San Jose, Republica de Costa Rica

Alejandro Quesada

1,500,000

  28%

Tibas del Correo,

(Direct)

50 metros Norte y 25 metros al Este,

San Jose, Republica de Costa Rica

Shawn Phillips

0

              0%

Tibas del Correo,

50 metros Norte y 25 metros al Este,

San Jose, Republica de Costa Rica

-------------------------

--------------------------

All Officers and

Directors as a Group

1,500,000

28%

Yoenia Proenza Sanfiel(1)

1,575,000

30%

Tibas del Correo,

50 metros Norte y 25 metros al Este,

San Jose, Republica de Costa Rica

(1)

Ms. Yoenia Proenza Sanfiel is the wife of a Director, Shawn Phillips.

(2)

As used herein, the term beneficial ownership with respect to a security is defined by Rule 13d-3 under the Securities Exchange Act of 1934 as consisting of sole or shared voting power (including the power to vote or direct the vote) and/or sole or shared investment power (including the power to dispose or direct the disposition of) with respect to the security through any contract, arrangement, understanding, relationship or otherwise, including a right to acquire such power(s) during the next 60 days.  Unless otherwise noted, beneficial ownership consists of sole ownership, voting and investment rights.

(3)

There were 5,175,000 shares of common stock issued and outstanding on June 19, 2009.

Securities Authorized for Issuance Under Equity Compensation Plans

We have not adopted any equity compensation plans since our inception.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

On February 1, 2006, 75,000 shares of Coronado Corp.’s common stock was issued to Yoenia Proenza, for incorporation costs of $454 and another 1,500,000 shares were issued to Yoenia Proenza on April 25, 2006, in exchange of $0.01 per share, or a total of $15,000 in cash.  On April 25, 2006, 1,500,000 shares were also issued to Alejandro Quesada, a director, a former officer, and the former president of the company in exchange for $0.01 per share, or a total of $15,000 in cash.

Shawn Phillips, a Director, and Yoenia Proenza Sanfiel, a majority shareholder, are married.

ITEM 14.  PRINCIPAL ACCOUNTANT FEE AND SERVICES

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

2009:

$ 6,500

2008:

$ 5,000

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

$ 0.00

2007:

$ 0.00

Tax Fees: The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning:

2009:

$ 0.00

Nature of Services: None (see note below)

2008:

$ 500.00

Nature of Services: March 31, 2008 Tax Return

Preparation of the Company’s corporate tax return for the fiscal year ended March 31, 2009, is currently underway.

All Other Fees:

2007:

$ 0.00

2008:

$ 0.00

Audit Committee’s Pre-Approval Practice.

We do not have an audit committee.  Our board of directors performs the function of an audit committee.  Section 10A(i) of the Securities Exchange Act of 1934, as amended, prohibits our auditors from performing audit services for us as well as any services not considered to be audit services unless such services are pre-approved by our audit committee or, in cases where no such committee exists, by our board of directors (in lieu of an audit committee) or unless the services meet certain de minimis standards.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following exhibits are included with this filing:

Exhibit

Number

Description

3.1

Articles of Incorporation (1)

3.2

Bylaws (1)

14

Code of Ethics (2)

31.1/31.2

Rule 13a-14(a)/15d-14(a) Certification

32.1/32.2

Section 1350 Certification

(1)

Filed with the Securities and Exchange Commission on June 15, 2006 as an exhibit numbered as indicated above, to the Registrant’s registration statement on Form SB-2 (file no. 333-135037), which exhibit is incorporated herein by reference.

(2)

Filed with the Securities and Exchange Commission on June 29, 2007 as an exhibit, numbered as indicated above, to the Registrant’s Annual Report on Form 10-KSB, which exhibit is incorporated herein by reference.

Financial Statement Schedules

All financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORONADO CORP.

July 6, 2009

By:

/s/ Floricel Leiton

______________________________

Floricel Leiton, President (principal

executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

July 6, 2009

By:

/s/ Floricel Leiton

_______________________________

Floricel Leiton, President (principal

executive officer), Chief Financial Officer

(principal financial officer), Secretary, Treasurer,

and member of the Board of Directors

July 6, 2009

By:

/s/ Alejandro Quesada

_______________________________

Alejandro Quesada, Member of the Board

of Directors

July 6, 2009

By:

/s/ Shawn Phillips

_______________________________

Shawn Phillips, Member of the Board of

Directors

35