Form 10-Q
period 2009-06-30
Coronado Corp.
filed 2009-08-19
CIK 1365022

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

Commission file number 333-135037

CORONADO CORP.

(Exact name of registrant as specified in its charter)

Nevada	98-0485668
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

Yes     X      No   ____

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such filed).

Yes  ____

No     X     (Not required)

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

Yes     X      No  ____

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:  There were 5,175,000 shares of Common Stock issued and outstanding as of August 18, 2009.

ITEM 1.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

CORONADO CORP.

(A Development Stage Company)

INTERIM FINANCIAL STATEMENTS

JUNE 30, 2009

(Unaudited)

CORONADO CORP.

(A Development Stage Company)

INDEX TO INTERIM FINANCIAL STATEMENTS

FOR THE PERIOD OF JANUARY 9, 2006 (INCEPTION) TO JUNE 30, 2009

 Page(s)

Balance Sheets at June 30, 2009 and March 31, 2009

4

Statement of Operations for the three months ended June 30, 2009 and 2008 and cumulative totals from January 9, 2006 (Inception) to June 30, 2009

5

Statements of Cash Flows for the three months ended June 30, 2009 and 2008

And cumulative totals from January 9, 2006 (Inception) to June 30, 2009

6

Notes to Interim Financial Statements

7

Coronado Corp.

(A Development Stage Company)

Balance Sheets

ASSETS
	As of	As of
	June 30,	March 31,
	2009	2009
	(Unaudited)

CURRENT ASSETS
Cash and cash equivalents	$7,450	$7,536
Prepaid expenses	-	1,309
Total current assets	7,450	8,845

TOTAL ASSETS	$7,450	$8,845

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$720	$-
Total current liabilities	720	-

Commitment	-	-

STOCKHOLDERS' EQUITY
Capital Stock (Note 3)
Authorized:
100,000,000 common shares, $0.001 par value
Issued and outstanding shares:
5,175,000 common shares	5,175	5,175
Additional paid-in capital	106,194	106,194
Deficit accumulated during the development stage	(104,639)	(102,524)
Total Equity	6,730	8,845

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$7,450	$8,845

The accompanying notes are an integral part of these financial statements.

Coronado Corp.

(A Development Stage Company)

Interim Statements of Operations

(Unaudited)

			Cumulative
			from Inception
			(January 9, 2006)
	Three Months Ended June 30,		to June 30,
	2009	2008	2009
		(Consolidated)

REVENUES:	$-	$-	$-

EXPENSES:
Professional fees	2,029	3,327	57,204
Depreciation and amortization	-	847	22,170
General and administrative	86	2,259	25,265
Total operating expenses	2,115	6,433	104,639

Other Income (Expense)	-	-	-

Net (Loss) before Income Taxes	(2,115)	(6,433)	(104,639)

Provision for Income Taxes (Note 4)	-	-	-

Net (Loss)	$(2,115)	$(6,433)	$(104,639)

PER SHARE DATA:

Basic and diluted loss per
common share	$(0.00)	$(0.00)

Weighted average number of
common shares outstanding	5,175,000	5,175,000

The accompanying notes are an integral part of these financial statements.

Coronado Corp.

(A Development Stage Company)

Interim Statements of Cash Flows

(Unaudited)

			Cumulative
			from Inception
			(January 9, 2006)
	Three Months Ended June 30,		to June 30,
	2009	2008	2009
		(Consolidated)
OPERATING ACTIVITIES

Net (Loss)	$(2,115)	$(6,433)	$(104,639)

Adjustment to Reconcile Net Income to Cash Generated by
Operating Activities:
Depreciation and amortization	-	847	22,170
Changes in Operating Assets and Liabilities:
(Increase) decrease in prepaid expenses	1,309	-	-
Increase (decrease) in accounts payable and accrued
liabilities	720	(858)	720
Net cash used in operating activities	(86)	(6,444)	(81,749)

INVESTING ACTIVITIES
Leasehold improvements	-	-	(16,243)
Machinery and equipment	-	-	(16,935)
Goodwill	-	-	(577)
Net cash used in investing activities	-	-	(33,755)

FINANCING ACTIVITIES

Notes payable – related parties			8,500
Common stock issued for cash	-	-	114,454
Net cash provided by financing activities	-	-	122,954

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(86)	(6,444)	7,450

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	7,536	26,421	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$7,450	$19,977	$7,450

Supplemental Cash Flow Disclosures:

Cash paid for:
Interest expense	$-	$-	$-
Income taxes	$-	$-	$-

Non-Cash Financing and Investing Activities:
Notes payable – related parties cancelled on disposition of subsidiary	$-	$-	$8,500

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

Going Concern and Liquidity Considerations

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business.  As of June 30, 2009, the Company had a loss from operations of $2,115, an accumulated deficit of $104,639, and working capital of $6,730 and has earned no revenues since inception.  The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending March 31, 2010.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had $7,450 and $7,536 in cash and cash equivalents at June 30, 2009 and March 31, 2009, respectively.

Coronado Corp.

(A Development Stage Company)

Notes to Interim Financial Statements

Coronado Corp.

(A Development Stage Company)

Notes to Interim Financial Statements

2.

Significant Accounting Policies - Continued

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

Property and Equipment

Property and equipment are stated at cost. The Company has adopted the policy of depreciation being computed by use of the straight-line method over the estimated useful lives of the assets, which is up to 5 years for equipment and the shorter of lease terms or 10 years for leasehold improvements. The depreciation expense on property and equipment was $nil and $847 for the periods ended June 30, 2009 and 2008, respectively.

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

Coronado Corp.

(A Development Stage Company)

Notes to Interim Financial Statements

Coronado Corp.

(A Development Stage Company)

Notes to Interim Financial Statements

2.

Significant Accounting Policies – Continued

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

No significant realized exchange gains or losses were recorded from inception (January 9, 2006) to the period ended June 30, 2009.

Comprehensive Income (Loss)

SFAS No. 130, “Reporting Comprehensive Income”, establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements.  From inception (January 9, 2006) to June 30, 2009, the Company had no items of other comprehensive income.  Therefore, net loss equals comprehensive loss from inception (January 9, 2006) to June 30, 2009.

Advertising Costs

Advertising costs are expensed as incurred. From inception (January 9, 2006) to June 30, 2009, the Company had no advertising expenses.

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

(ii)

Delivery has occurred;

(iii)

The fee is fixed or determinable; and

(iv)

Revenue is reasonably assured.

Coronado Corp.

(A Development Stage Company)

Notes to Interim Financial Statements

Coronado Corp.

(A Development Stage Company)

Notes to Interim Financial Statements

2.

Significant Accounting Policies – Continued

Recent Accounting Pronouncements

Recent accounting pronouncements that are listed below did and/or are not currently expected to have a material effect on the Company’s financial statements.

FASB Statements:

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162.”  FASB Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” which became effective on November 13, 2008, identified the sources of accounting principles and the framework for selecting the principles used in preparing the financial statements of nongovernmental entities that are presented in conformity with GAAP. Statement 162 arranged these sources of GAAP in a hierarchy for users to apply accordingly. Once the Codification is in effect, all of its content will carry the same level of authority, effectively superseding Statement 162. In other words, the GAAP hierarchy will be modified to include only two levels of GAAP: authoritative and nonauthoritative. As a result, this Statement replaces Statement 162 to indicate this change to the GAAP hierarchy.  This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R).”  This Statement is to improve financial reporting by enterprises involved with variable interest entities. The Board undertook this project to address (1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities,” as a result of the elimination of the qualifying special-purpose entity concept in FASB Statement No. 166, “Accounting for Transfers of Financial Assets,” and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. This Statement shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter.  Earlier application is prohibited.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140.” This Statement is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. The Board undertook this project to address (1) practices that have developed since the issuance of FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” that are not consistent with the original intent and key requirements of that Statement and (2) concerns of financial statement users that many of the financial assets (and related obligations) that have been derecognized should continue to be reported in the financial statements of transferors.  This Statement must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited.   This Statement must be applied to transfers occurring on or after the effective date.

Coronado Corp.

(A Development Stage Company)

Notes to Interim Financial Statements

2.

Significant Accounting Policies – Continued

Recent Accounting Pronouncements – Continued

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events.”  The objective of this Statement is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this Statement sets forth: (1) The period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements. (2) The circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements. (3) The disclosures that an entity should make about events or transactions that occurred after the balance sheet date. In accordance with this Statement, an entity should apply the requirements to interim or annual financial periods ending after June 15, 2009.

3.

Capital Stock

Authorized Stock

The Company has authorized 100,000,000 common shares with $0.001 par value.  Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholder of the corporation is sought.

Share Issuances

Since inception (January 9, 2006), the Company has issued 75,000, 3,000,000, and 2,100,000 common shares at approximately $0.006, $0.01, and $0.04 per share respectively, resulting in total proceeds of $114,454.  There were 5,175,000 common shares issued and outstanding at June 30, 2009.  Of these shares, 1,575,000 were issued to the spouse of a director, 1,500,000 were issued to a director and officer of the Company, and 2,100,000 were issued to unaffiliated investors.

4.

Income Taxes

The company has incurred operating losses of $104,639, which, if unutilized, will begin to expire in 2026.  Future tax benefits, which may arise as a result of these losses, have not been recognized in these financial statements, and have been offset by a valuation allowance.

Details of future income tax assets are as follows:

	June 30,	March 31,
Future income tax assets:	2009	2009
Net operating loss (from inception January 9, 2006)	$104,639	$102,524
Approximate Statutory tax rate (combined federal and state)	34%	34%
Non-capital tax loss	35,577	34,858
Valuation allowance	(35,577)	(34,858)
	$-	$-

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

Results of Operations

We have conducted no material operations during the period ended June 30, 2009, and do not have any present operations. During the period ended June 30, 2009, we generated no revenues.  Accordingly, a discussion of our results of operations is not meaningful and will not be presented herein.

The following table provides selected financial data about our company as of and for the period ended June 30, 2009 and the year ended March 31, 2009.

Balance Sheet Data:	June 30, 2009	March 31, 2009

Cash	$7,450	$7,536
Total assets	$7,450	$8,845
Total liabilities	$720	$-
Stockholders’ equity	$6,730	$8,845

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4T.  CONTROLS AND PROCEDURES

Evaluation of Our Disclosure Controls and Internal Controls

Under the supervision and with the participation of our senior management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this quarterly report (the “Evaluation Date”).  Based on this evaluation, our chief executive officer and chief financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were not effective such that the information relating to us, including our consolidated subsidiaries, required to be disclosed in our Securities and Exchange Commission (“SEC”) reports was not (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting.

As of June 30, 2009, management assessed the effectiveness of our internal control over financial reporting.  The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the Company's CEO and contract CFO and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP in the United States of America and includes those policies and procedures that:

•

Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and dispositions of our assets;

•

Provide reasonable assurance our transactions are recorded as necessary to permit preparation of our financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statement.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.  In evaluating the effectiveness of our internal control over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework . Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below.

This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes.  The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of June 30, 2009.

Management believes that the material weaknesses set forth in items (2) and (3) above did not have an effect on our financial results.  However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

Officers’ Certifications

Appearing as exhibits to this quarterly report are “Certifications” of our Chief Executive Officer and Chief Financial Officer. The Certifications are required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (the “Section 302 Certifications”). This section of the Quarterly Report contains information concerning the Controls Evaluation referred to in the Section 302 Certification. This information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2009 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

We did not issue any equity securities during the quarter ended June 30, 2009.

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

CORONADO CORP.
(Registrant)
August 18, 2009
_____________________________	BY:	/s/ Floricel Leiton
Date
Floricel Leiton
President, Chief Executive Officer, Principal Financial Officer, Principal Accounting Officer, and member of the Board of Directors