Form 10-K/A
period 2009-03-31
Coronado Corp.
filed 2009-09-28
CIK 1365022

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

[ X] Yes     [ ]  No

As of September 15, 2009, there were 5,175,000 shares of the Registrant's common stock, par value $0.001, issued and outstanding.  Of these, 2,100,000 shares are held by non-affiliates of the Registrant.  The market value of securities held by non-affiliates is $0 as our stock does not presently trade.

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
Not Applicable.

TABLE OF CONTENTS

Item Number and Caption

    Page

EXPLANATORY NOTE

4

FORWARD-LOOKING STATEMENTS

4

PART I

5

ITEM 1.  BUSINESS

5

ITEM 1A.  RISK FACTORS

6

ITEM 1B.  UNRESOLVED STAFF COMMENTS

8

ITEM 2.  PROPERTIES

8

ITEM 3.  LEGAL PROCEEDINGS

8

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

8

PART II

8

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES  8

ITEM 6.  SELECTED FINANCIAL DATA

10

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS  10

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

13

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.  28

PART III

29

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

29

ITEM 11.  EXECUTIVE COMPENSATION

32

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.  34

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE  35

ITEM 14.  PRINCIPAL ACCOUNTANT FEE AND SERVICES

35

PART IV

36

ITEM 15.  EXHIBITS

36

Signatures

37

EXPLANATORY NOTE

On July 7, 2009, the Company filed its annual report on Form 10-K, which contained an audit report from Moore & Associates, Charted (“Moore”).  Moore also audited the financial statements contained therein.

On August 27, 2009, the Company was notified that the PCAOB revoked the registration of Moore as a Certified Public Accounting firm.  The Company retained the services of Seale & Beers, CPAs (“Seal & Beers”) as its independent auditors.  Please review the Company’s Current Report on Form 8K as filed on August 12, 2009, and amended September 2, 2009, for additional information regarding a change in auditors. The Company engaged Seal & Beers to re-audit the balance sheets as of March 31, 2009 and 2008, and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended March 31, 2009, 2008 and since inception on January 9, 2006, through March 31, 2009, and we are filing this amended 10K in response to that re-audit.

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

We will primarily market to “Dental Tourists” looking for quality dental work at a reasonable price. The Company intends to specialize in cosmetic dental procedures such as crowns, caps, veneers, teeth-

whitening, the replacement of mercury fillings with non-mercury fillings, as well as any procedure that requires the skills of a dental surgeon or a doctor with specialized training.

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

Employees

As of September 15, 2009, Coronado has no employees.   The officers and directors are donating their time to the development of the company and intend to do whatever work is necessary in order to bring us to the point of being able to implement our business plan.

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

Holders

As of September 15, 2009, we have 5,175,000 Shares of $0.001 par value common stock issued and outstanding held by 35 shareholders of record.

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

INDEX TO AUDITED FINANCIAL STATEMENTS

FOR THE PERIOD OF JANUARY 9, 2006 (INCEPTION) TO MARCH 31, 2009

 Page(s)

Report of Independent Registered Public Accounting Firm

15

Balance Sheets at March 31, 2009 and 2008

16

Statements of Operations for the years ended March 31, 2009 and 2008 and cumulative totals from January 9, 2006 (Inception) to March 31, 2009

17

Statements of Stockholders' Equity (Deficit) for the period of January 9, 2006

 (Inception) to March 31, 2009

18

Statements of Cash Flows for the years ended March 31, 2009 and 2008 and cumulative totals from January 9, 2006 (Inception) to March 31, 2009

19

Notes to Audited Financial Statements

20

SEALE AND BEERS, CPAs

PCAOB & CPAB REGISTERED AUDITORS

www.sealebeers.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Coronado Corp.

(A Development Stage Company)

We have audited the accompanying balance sheets of Coronado Corp. (A Development Stage Company) as of March 31, 2009 and 2008, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years ended March 31, 2009, 2008 and since inception on January 9, 2006 through March 31, 2009. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Coronado Corp. (A Development Stage Company) as of March 31, 2009 and 2008, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years ended March 31, 2009, 2008 and since inception on January 9, 2006 through March 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has a loss from operations of $29,562, an accumulated deficit of $105,609 and working capital of $8,845 and has earned no revenues since inception, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Seale and Beers, CPAs

Seale and Beers, CPAs

Las Vegas, Nevada

September 24 2009

6490 West Desert Inn Rd, Las Vegas, NV 89146 (702) 253-7492 Fax (702) 253-7501

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

Coronado Corp.

(A Development Stage Company)

Statements of Operations

			Cumulative
			from Inception
			(January 9, 2006)
	For the Year Ended March 31,		to March 31,
	2009	2008	2009

REVENUES:	$-	$-	$-

EXPENSES:
Professional fees	14,187	14,588	55,175
Depreciation and amortization	3,386	18,783	22,170
General and administrative	8,904	12,326	25,179
Total operating expenses	26,477	45,697	102,524

Other Income (Expense)
Loss on disposition of subsidiary	(3,085)	-	(3.085)

Net (Loss) before Income Taxes	(29,562)	(45,697)	(105,609)

Provision for Income Taxes (Note 4)	-	-	-

Net (Loss)	$(29,562)	$(45,697)	$(105,609)

PER SHARE DATA:

Basic and diluted loss per
common share	$(0.01)	$(0.01)

Weighted average number of
common shares outstanding	5,175,000	5,175,000

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

Coronado Corp.

(A Development Stage Company)

Statements of Cash Flows

			Cumulative
			from Inception
			(January 9, 2006)
	For the Year Ended March 31,		to March 31,
	2009	2008	2009

OPERATING ACTIVITIES

Net (Loss)	$(29,562)	$(45,697)	$(105,609)

Adjustment to Reconcile Net Income to Cash Generated by
Operating Activities:
Depreciation and amortization	3,386	18,783	22,170
Loss on disposition of subsidiary	3,085		3,085
Changes in Operating Assets and Liabilities:
(Increase) decrease in prepaid expenses	(609)	2,177	(1,309)
Increase (decrease) in accounts payable and accrued
liabilities	(3,685)	(1,672)	-
Increase (decrease) in short-term note payable (leasehold)	-	(9,408)	-
Net cash used in operating activities	(27,385)	(35,817)	(81,663)

INVESTING ACTIVITIES

Leasehold improvements	-	(563)	(16,243)
Machinery and equipment	-	(16,934)	(16,935)
Goodwill	-	-	(577)
Net cash used in investing activities	-	(17,497)	(33,755)

FINANCING ACTIVITIES

Notes payable – related parties (Note 7)	8,500	-	8,500
Common stock issued for cash	-	-	114,454
Net cash provided by financing activities	8,500	-	122,954

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(18,885)	(53,314)	7,536

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	26,421	79,735	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$7,536	$26,421	$7,536

Supplemental Cash Flow Disclosures:

Cash paid for:
Interest expense	$-	$-	$-
Income taxes	$-	$-	$-

Non-Cash Financing and Investing Activities:
Notes payable – related parties cancelled on disposition of subsidiary	$8,500	$-	$8,500

The accompanying notes are an integral part of these financial statements.

Coronado Corp.

(A Development Stage Company)

Notes to Audited Financial Statements

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

Notes to Audited Financial Statements

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

Notes to Audited Financial Statements

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

Foreign Currency Transactions

The Company’s functional currency is the Costa Rican Colon. The Company’s reporting currency is the U.S. Dollar.  All transactions initiated in Colons are translated to U.S. Dollars in accordance with SFAS No. 52 “Foreign Currency Translation” as follows:

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

Notes to Audited Financial Statements

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

Coronado Corp.

(A Development Stage Company)

Notes to Audited Financial Statements

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

Coronado Corp.

(A Development Stage Company)

Notes to Audited Financial Statements

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

Coronado Corp.

(A Development Stage Company)

Notes to Audited Financial Statements

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

4.

Income Taxes

The company has incurred operating losses of $105,609, which, if unutilized, will begin to expire in 2026.  Future tax benefits, which may arise as a result of these losses, have not been recognized in these financial statements, and have been offset by a valuation allowance.

Details of future income tax assets are as follows:

	March 31,	March 31,
Future income tax assets:	2009	2008
Net operating loss (from inception January 9, 2006)	$105,609	$76,047
Approximate Statutory tax rate (combined federal and state)	34%	34%
Non-capital tax loss	35,907	25,856
Valuation allowance	(35,907)	(25,856)
	$-	$-

Coronado Corp.

(A Development Stage Company)

Notes to Audited Financial Statements

4.

Income Taxes - Continued

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

7.

Notes Payable – Related Parties

During the year ended March 31, 2009 (March 31, 2008 - $0), the Company was obligated to directors, who are also stockholders and one is a former officer of the Company, for non-interest bearing demand loans with a balance of $8,500.  The Company reached an agreement to cancel the $8,500 in the exchange for the disposition of Bosque Tranquillo, S.A. on March 31, 2009.

8.

Disposition of Subsidiary

At March 31, 2009, we disposed of our 100% wholly-owned subsidiary, Bosque Tranquilo S.A., to a former officer, who is also a stockholder and a current director of the Company.  Summarized financial information for the disposition is set forth below.

March 31, 2009
Forgiveness of shareholder loans (note 7)	$ 8,500
Loss on disposal of net assets	(11,585)
Net loss on disposition	$ (3,085)

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

The following table sets forth certain information, as of September 15, 2009, with respect to our directors and executive officers.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information with respect to the beneficial ownership of our common stock known by us as of September 15, 2009 by:

•

each person or entity known by us to be the beneficial owner of more than 5% of our common stock;

•

each of our directors;

•

each of our executive officers; and

•

all of our directors and executive officers as a group.

The percentages in the table have been calculated on the basis of treating as outstanding for a particular person, all shares of our common stock outstanding on such date and all shares of our common stock issuable to such holder in the event of exercise of outstanding options, warrants, rights or conversion privileges owned by such person at said date which are exercisable within 60 days of September 15, 2009.  Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent such power may be shared with a spouse.

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

(3)

There were 5,175,000 shares of common stock issued and outstanding on September 15, 2009.

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

PART IV

ITEM 15.  EXHIBITS

The following exhibits are included with this filing:

Exhibit

Number

Description

3.1

Articles of Incorporation (1)

3.2

Bylaws (1)

14

Code of Ethics (2)

21

Subsidiaries (3)

31.1/31.2

Rule 13a-14(a)/15d-14(a) Certification (3)

32.1/32.2

Section 1350 Certification (3)

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

(3)

Filed herewith.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORONADO CORP.

September 25, 2009

By:

/s/ Floricel Leiton

______________________________

Floricel Leiton, President (principal

executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

September 25, 2009

By:

/s/ Floricel Leiton

_______________________________

Floricel Leiton, President (principal

executive officer), Chief Financial Officer

(principal financial officer), Secretary, Treasurer,

and member of the Board of Directors

September 25, 2009

By:

/s/ Alejandro Quesada

_______________________________

Alejandro Quesada, Member of the Board

of Directors

September 25, 2009

By:

/s/ Shawn Phillips

_______________________________

Shawn Phillips, Member of the Board of

Directors

37