Form 10-Q
period 2009-09-30
Coronado Corp.
filed 2009-11-13
CIK 1365022

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Yes     X      No  ____

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:  There were 5,175,000 shares of Common Stock issued and outstanding as of November 1, 2009.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Form 10-K/A filed with the SEC on September 28, 2009. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the periods presented have been reflected herein. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year ending March 31, 2010.

CORONADO CORP.

(A Development Stage Company)

INTERIM FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

(Unaudited)

CORONADO CORP.

(A Development Stage Company)

INDEX TO INTERIM FINANCIAL STATEMENTS

FOR THE PERIOD OF JANUARY 9, 2006 (INCEPTION) TO SEPTEMBER 30, 2009

 Page(s)

Balance Sheets at September 30, 2009 and March 31, 2009

5

Statements of Operations for the three months ended September 30, 2009 and 2008,

for the six months ended September 30, 2009 and 2008, and cumulative totals from January 9, 2006 (Inception) to September 30, 2009

6

Statements of Changes in Stockholders' Equity (Deficit) for the period of January 9, 2006

 (Inception) to September 30, 2009

7

Statements of Cash Flows for the six months ended September 30, 2009 and 2008 and cumulative totals from January 9, 2006 (Inception) to September 30, 2009

8

Notes to Interim Financial Statements

9 - 13

Coronado Corp.

(A Development Stage Company)

Balance Sheets

ASSETS
	As of	As of
	September 30,	March 31,
	2009	2009
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$6,656	$7,536
Prepaid expenses	-	1,309
Total current assets	6,656	8,845

TOTAL ASSETS	$6,656	$8,845

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$3,269	$-
Total current liabilities	3,269	-

Commitment	-	-

STOCKHOLDERS' EQUITY
Capital Stock (Note 3)
Authorized:
100,000,000 common shares, $0.001 par value
Issued and outstanding shares:
5,175,000 common shares	5,175	5,175
Additional paid-in capital	109,279	109,279
Deficit accumulated during the development stage	(111,067)	(105,609)
Total Equity	3,387	8,845

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$6,656	$8,845

The accompanying notes are an integral part of these financial statements.

Coronado Corp.

(A Development Stage Company)

Interim Statements of Operations

(Unaudited)

					Cumulative
					from Inception
					(January 9, 2006)
	Three Months Ended September 30,		Six Months Ended September 30,		to September 30,
	2009	2008	2009	2008	2009

REVENUES:	$-	$-	$-	$-	$-

EXPENSES:
Professional fees	3,269	3,070	5,298	6,398	60,473
Depreciation and amortization	-	847	-	1,693	22,170
General and administrative	74	2,186	160	4,445	25,339
Total operating expenses	3,343	6,103	5,458	12,536	107,982

Other Income (Expense)
Loss on disposition of subsidiary	-	-	-	-	(3,085)

Net (Loss) before Income Taxes	(3,343)	(6,103)	(5,458)	(12,536)	(111,067)

Provision for Income Taxes (Note 4)	-	-	-	-	-

Net (Loss)	$(3,343)	$(6,103)	$(5,458)	$(12,536)	$(111,067)

PER SHARE DATA:

Basic and diluted loss per
common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of
common shares outstanding	5,175,000	5,175,000	5,175,000	5,175,000

The accompanying notes are an integral part of these financial statements.

Coronado Corp.

(A Development Stage Company)

Interim Statements of Changes in Stockholders’ Equity (Deficit)

For the Period of Inception (January 9, 2006) to September 30, 2009

				Deficit
				Accumulated
			Additional	During the
	Common Shares		Paid-in	Development
	Shares	Amount	Capital	Stage	Total
Inception - January 9, 2006	-	$-	$-	$-	$-
Common shares issued for cash
at approximately $0.006 per share,
February 1, 2006	75,000	454	-	-	454
Restatement for change to $0.001
par value from no par value	-	(379)	379	-	-
Loss for the period	-	-	-	(3,954)	(3,954)
Balance - March 31, 2006	75,000	75	379	(3,954)	(3,500)

Common shares issued for cash
at $0.01 per share, April 25, 2006	3,000,000	3,000	27,000	-	30,000
Common shares issued for cash
at $0.04 per share, November 14, 2006	2,100,000	2,100	81,900	-	84,000
Loss for the year	-	-	-	(26,396)	(26,396)
Balance - March 31, 2007	5,175,000	5,175	109,279	(30,350)	84,104

Loss for the year	-	-	-	(45,697)	(45,697)
Balance - March 31, 2008	5,175,000	5,175	109,279	(76,047)	38,407

Loss for the year	-	-	-	(29,562)	(29,562)
Balance – March 31, 2009	5,175,000	5,175	109,279	(105,609)	8,845

Loss for the period (Unaudited)	-	-	-	(5,458)	(5,458)
Balance – September 30, 2009 (Unaudited)	5,175,000	$5,175	$109,279	$(111,067)	$3,387

The accompanying notes are an integral part of these financial statements.

Coronado Corp.

(A Development Stage Company)

Interim Statements of Cash Flows

(Unaudited)

			Cumulative
			from Inception
			(January 9, 2006)
	Six Months Ended September 30,		to September 30,
	2009	2008	2009

OPERATING ACTIVITIES

Net (Loss)	$(5,458)	$(12,536)	$(111,067)

Adjustment to Reconcile Net Income to Cash Generated by
Operating Activities:
Depreciation and amortization	-	1,693	22,170
Loss on disposition of subsidiary	-	-	3,085
Changes in Operating Assets and Liabilities:
Decrease in prepaid expenses	1,309	700	-
Increase (decrease) in accounts payable and accrued
liabilities	3,269	(464)	3,269
Net cash used in operating activities	(880)	(10,607)	(82,543)

INVESTING ACTIVITIES

Leasehold improvements	-	-	(16,243)
Machinery and equipment	-	-	(16,935)
Goodwill	-	-	(577)
Net cash used in investing activities	-	-	(33,755)

FINANCING ACTIVITIES

Notes payable – related parties	-	-	8,500
Common stock issued for cash	-	-	114,454
Net cash provided by financing activities	-	-	122,954

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(880)	(10,607)	6,656

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	7,536	26,421	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$6,656	$15,814	$6,656

Supplemental Cash Flow Disclosures:

Cash paid for:
Interest expense	$-	$-	$-
Income taxes	$-	$-	$-

Non-Cash Financing and Investing Activities:
Notes payable – related parties cancelled on disposition of subsidiary	$-	$-	$8,500

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

Going Concern and Liquidity Considerations

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business.  As of September 30, 2009, the Company had a loss from operations of $5,458, an accumulated deficit of $111,067, and working capital of $3,387 and has earned no revenues since inception.  The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending March 31, 2010.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had $6,656 and $7,536 in cash and cash equivalents September 30, 2009 and March 31, 2009, respectively.

Coronado Corp.

(A Development Stage Company)

Notes to Interim Financial Statements

(Unaudited)

2.

Significant Accounting Policies - Continued

Start-Up Costs

In accordance with FASC 720-15-20 “Start-up Activities,” the Company expenses all costs incurred in connection with the start-up and organization of the Company.

Concentrations of Credit Risk

The Company’s financial instruments that are exposed to concentrations of credit risk primarily consist of its cash and cash equivalents and related party payables.  The Company places its cash and cash equivalents with financial institutions of high credit worthiness.  At times, its cash and cash equivalents with a particular financial institution may exceed any applicable government insurance limits.  The Company’s management plans to assess the financial strength and credit worthiness of any parties to which it extends funds, and as such, it believes that any associated credit risk exposures are limited.

Property and Equipment

Property and equipment are stated at cost. The Company has adopted the policy of depreciation being computed by use of the straight-line method over the estimated useful lives of the assets, which is up to 5 years for equipment and the shorter of lease terms or 10 years for leasehold improvements. The depreciation expense on property and equipment was $0 and $1,693 for the six months ended September 30, 2009 and 2008, respectively.

Federal Income Taxes

Deferred income taxes are reported for timing differences between items of income or expense reported in the financial statements and those reported for income tax purposes in accordance with FASC Topic No. 740, “Income Taxes”, which requires the use of the asset/liability method of accounting for income taxes.  Deferred income taxes and tax benefits are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax loss and credit carryforwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The Company provides for deferred taxes for the estimated future tax effects attributable to temporary differences and carryforwards when realization is more likely than not.

Earnings (Loss) per Share

The Company has adopted FASC Topic No. 260, “Earnings per Share,” (“EPS”) which requires presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.  In the accompanying financial statements, basic earnings (loss) per share is computed by dividing net income/loss by the weighted average number of shares of common stock outstanding during the period.

Coronado Corp.

(A Development Stage Company)

Notes to Interim Financial Statements

(Unaudited)

2.

Significant Accounting Policies – Continued

Foreign Currency Transactions

The Company’s functional currency is the Costa Rican Colon. The Company’s reporting currency is the U.S. Dollar.  All transactions initiated in Colons are translated to U.S. Dollars in accordance with FASC 830-10-20, "Foreign Currency Translation" as follows:

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

No significant realized exchange gains or losses were recorded from inception (January 9, 2006) to the period ended September 30, 2009.

Comprehensive Income (Loss)

FASC Topic No. 220, “Comprehensive Income”, establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements.  From inception (January 9, 2006) to September 30, 2009, the Company had no items of other comprehensive income.  Therefore, net loss equals comprehensive loss from inception (January 9, 2006) to September 30, 2009.

Advertising Costs

Advertising costs are expensed as incurred. From inception (January 9, 2006) to September 30, 2009, the Company had no advertising expenses.

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

(ii)

Delivery has occurred;

(iii)

The fee is fixed or determinable; and

(iv)

Revenue is reasonably assured.

Coronado Corp.

(A Development Stage Company)

Notes to Interim Financial Statements

(Unaudited)

2.

Significant Accounting Policies – Continued

Recent Accounting Pronouncements

In June 2009 the FASB established the Accounting Standards Codification ("Codification" or "ASC") as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with generally accepted accounting principles in the United States ("GAAP"). Rules and interpretive releases of the Securities and Exchange Commission ("SEC") issued under authority of federal securities laws are also sources of GAAP for SEC registrants. Existing GAAP was not intended to be changed as a result of the Codification, and accordingly the change did not impact our financial statements. The ASC does change the way the guidance is organized and presented.

Statement of Financial Accounting Standards ("SFAS") SFAS No. 165 (ASC Topic 855),

"Subsequent Events", SFAS No. 166 (ASC Topic 810), "Accounting for Transfers of Financial Assets-an Amendment of FASB Statement No. 140", SFAS No. 167 (ASC Topic 810), "Amendments to FASB Interpretation No. 46(R)", and SFAS No. 168 (ASC Topic 105), "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles-a replacement of FASB Statement No. 162" were recently issued. SFAS No. 165, 166, 167, and 168 have no current applicability to the Company or their effect on the financial statements would not have been significant.

Accounting Standards Update ("ASU") ASU No. 2009-05 (ASC Topic 820), which amends Fair Value Measurements and Disclosures - Overall, ASU No. 2009-13 (ASC Topic 605), Multiple-Deliverable Revenue Arrangements, ASU No. 2009-14 (ASC Topic 985), Certain Revenue Arrangements that include Software Elements, and various other ASU's No. 2009-2 through ASU No. 2009-15 which contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued. These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

3.

Capital Stock

Authorized Stock

The Company has authorized 100,000,000 common shares with $0.001 par value.  Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholder of the corporation is sought.

Share Issuances

Since inception (January 9, 2006), the Company has issued 75,000, 3,000,000, and 2,100,000 common shares at approximately $0.006, $0.01, and $0.04 per share respectively, resulting in total proceeds of $114,454.  There were 5,175,000 common shares issued and outstanding at September 30, 2009.  Of these shares, 1,575,000 were issued to the spouse of a director, 1,500,000 were issued to a director and officer of the Company, and 2,100,000 were issued to unaffiliated investors.

Coronado Corp.

(A Development Stage Company)

Notes to Interim Financial Statements

(Unaudited)

4.

Income Taxes

The company has incurred operating losses of $111,067, which, if unutilized, will begin to expire in 2026.  Future tax benefits, which may arise as a result of these losses, have not been recognized in these financial statements, and have been offset by a valuation allowance.

Details of future income tax assets are as follows:

	September 30,	March 31,
Future income tax assets:	2009	2009
Net operating loss (from inception January 9, 2006)	$111,067	$105,609
Approximate Statutory tax rate (combined federal and state)	34%	34%
Non-capital tax loss	37,763	35,907
Valuation allowance	(37,763)	(35,907)
	$-	$-

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

March 31, 2009
Forgiveness of shareholder loans	$ 8,500
Loss on disposal of net assets	(11,585)
Net loss on disposition	$ (3,085)

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

Results of Operations

We have conducted no material operations during the period ended September 30, 2009, and do not have any present operations.  During the period ended September 30, 2009, we generated no revenues.  Accordingly, a discussion of our results of operations is not meaningful and will not be presented herein.

The following table provides selected financial data about our company as of and for the period ended September 30, 2009 and the year ended March 31, 2009.

Balance Sheet Data:	September 30, 2009	March 31, 2009

Cash	$6,656	$7,536
Total assets	$6,656	$8,845
Total liabilities	$3,269	$-
Stockholders’ equity	$3,387	$8,845

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

At present we are looking to hire a Website designer and marketing consultant to assist us in creating our website. We will begin to promote our services to the public by way of e-mail advertising and word of mouth in order to generate revenue. Floricel Leiton, our company President, will also be entering into contract negotiations with various dental clinics, hotels, and tour companies in Costa Rica whose services Coronado Corp, will promote on www.dental-vacation.com.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4T.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, are responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the quarterly period covered by this report. Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared.  Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective as of September 30, 2009.

Management’s Report on Internal Control Over Financial Reporting.

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2009, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on this assessment, management has determined that the Company’s internal control over financial reporting as of September 30, 2009 was not effective for the reason described herein.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) inadequate segregation of duties consistent with control objectives.  The aforementioned material weakness was identified by our Chief Executive Officer in connection with the review of our financial statements as of September 30, 2009.

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

In connection with the preparation of this Quarterly Report on Form 10-Q for the period ended September 30, 2009, management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our internal controls over financial reporting, pursuant to Rule 13a-15 under the Exchange Act based on the framework in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our Chief Executive Officer and Chief Financial Officer have concluded that the design and operation of our internal controls and procedures were not effective as of September 30, 2009. There were no significant changes in our internal controls over financial reporting that occurred during the period covered in this report that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

This quarterly report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide on management’s report on this quarterly report.

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

We did not issue any equity securities during the quarter ended September 30, 2009.

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
November 13, 2009
_____________________________	BY:	/s/ Floricel Leiton
Date
Floricel Leiton
President, Chief Executive Officer, Principal Financial Officer, Principal Accounting Officer, and member of the Board of Directors