Form 10-K
period 2009-12-31
Coronado Corp.
filed 2010-04-14
CIK 1365022

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [     ] to [     ]

Commission file number 333-135037

CORONADO CORP.
(Exact name of registrant as specified in its charter)

Nevada	98-0485668
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

518 17th Street, Suite 1000, Denver, Colorado	80202
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:	303.623.1440

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:

N/A
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 the Securities Act.
Yes [   ]    No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act
Yes [   ]    No [X]

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days.
Yes [X]    No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K. [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ]    No [X]

The aggregate market value of Common Stock held by non-affiliates of the Registrant on April 9, 2010 was
$698,625 based on a $0.135 average bid and asked price for the Common Stock on June 30, 2009, the last business day of the registrant’s most recently completed second fiscal quarter. For purposes of this computation, all executive officers and directors have been deemed to be affiliates. Such determination should not be deemed to be an admission that such executive officers and directors are, in fact, affiliates of the Registrant.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.
5,175,000 as of April 9, 2010

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

Item 1.      Business

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors”, that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to the common shares in our capital stock.

As used in this current report and unless otherwise indicated, the terms "we", "us", "our" and "Coronado" mean Coronado Corp., unless otherwise indicated.

General Overview

We were incorporated in the State of Nevada on January 9, 2006. Effective December 14, 2009 we have relocated our principal place of business and corporate offices to 518 17th Street, Suite 1000, Denver Colorado, telephone number 303 623 1440. Management was of the view that a change in business direction would be in the best interests of company shareholders; particularly given the inability to capitalize and expand on our past business plan. Management has chosen to research opportunities in different industry sectors with a focus on the resource sector given current commodity prices. The anticipation is this research will ultimately lead to a potential acquisition in some form or manner. Our fiscal year end has been changed to December 31st.

Effective December 14, 2009, we appointed Larry Kellison to our board of directors and to act as our President, Secretary, Treasurer and Chief Financial Officer. Mr. Kellison is a Certified Petroleum Geologist with more than 30 years of varied oil and gas experience. In conjunction with the appointment of Mr. Kellison, we have accepted the resignations of Alejandro Quesada, Floricel Leiton and Shawn Phillips as directors and/or officers of our company.

Effective December 17, 2009, we appointed Donald Sharpe, Drew Bonnell and Michael David to our board of directors and have appointed Donald Sharpe as our President and Drew Bonnell as our Chief Financial Officer, Secretary and Treasurer. Mr. David will be an independent director and will act as Chairman of our company’s audit committee once formed. In conjunction with the appointments of Messrs. Sharpe and Bonnell, we have accepted the resignation of Mr. Kellison as President and Chief Financial Officer, Secretary and Treasurer. Mr. Kellison will serve as our company’s Chief Operating Officer. Our board of directors now consists of Larry Kellison, Donald Sharpe, Drew Bonnell and Michael David. Mr. Sharpe is a Professional Geophysicist with 30 years experience in the oil and gas business. Mr. Bonnell holds a Masters in Business Administration with 33 years business related experience. Mr. David is a Chartered Accountant with 27 years business related experience.

Prior to the December 2009 change our principal place of business and corporate offices were located at Tibas del Correo, 50 metros Norte y 25 metros al Este, San Jose, Republic of Costa Rica, telephone number 702-987-1847. Coronado was originally formed as a health services company that intended to build and operate a dental clinic in Costa Rica. Our company’s fiscal year end was March 31st.

Since inception to mid December 2009 our company actively pursued its dental and health related business. These activities were more fully described in past quarterly Form 10-Q and annul Form 10-K reports filed with the Securities and Exchange Commission. A change occurred on March 31, 2009, when our company transferred ownership of its wholly-owned subsidiary, Bosque Tranquilo S.A., to Alejandro Quesada, a former officer and director of our company, including all assets, title, interest and liabilities of the subsidiary. In consideration of this transfer, Mr. Quesada has agreed to waive any claim to money owed to him by our company as of March 31, 2009. Effective March 30, 2009, Mr. Quesada resigned his officer positions of our company and appointed Floricel Letion to the positions of Chief Executive Officer, Chief Financial Officer, Secretary, and Treasurer. These transactions were more fully described in company Current Reports on Form 8-K filed with the Securities and Exchange Commission on April 3 and 6, 2009.

From April 1, 2009 through to December 2009 our company redirected its business focus towards launching and operating a website to promote dental services and vacation packages in Costa Rica. Specifically, our company was to introduce the public to the services of various third-party dentists and dental clinics in Costa Rica for a fee from both the consumer and the dentist. The plan was for our company to also arrange for hotel accommodations and tour packages for those individuals. Management at the time was to utilize the services of the dentists and dental clinics with whom Coronado Corp has introduced to. Management registered the internet domain name www.dental-vacation.com, which was to be used for promoting these services. Due to the inability to generate revenues and continue with operations, management elected to alter our company’s business direction in mid December 2009.

On December 16, 2009, our company entered into a Letter Agreement with an oil and gas operator, pursuant to which we would participate for a 15% working interest in a 26,000 acre unit project in Alaska, which was a farm-out from BP Exploration (Alaska) Inc. Consideration for the assignment of the interest in the project would primarily consist of our company funding certain costs in regards to a 2009-2010 winter drilling program and a 15% share of the costs to restart the local processing plant. A deposit of $325,000 pending BP Exploration’s consent to the proposed assignment to Coronado Corp. was posted to secure the Letter Agreement on behalf of the company, funded in equal amounts of $162,500 each by D. Sharpe Management Inc., a privately held company owned and controlled by our president, and by Michael Bodino, a company shareholder. BP Exploration’s consent to the assignment was granted on January 12, 2010.

Due to the severe timing restrictions involved, we were unable to secure funding as required to participate in the project, and the Letter Agreement and obligations pursuant to the agreement expired on January 15, 2010, thus terminating the agreement with the oil and gas operator. Our company continues to pursue this opportunity with the operator in attempts to secure some manner of participation in their Alaska project. With the expiry of the Letter Agreement and some doubt of further negotiations ending favorably, the Company has expensed the $325,000 deposit and recorded it within the period ending December 31, 2009. If unsuccessful, we will research other potential resource opportunities elsewhere.

Our company has sustained losses since inception, January 9, 2006, to December 31, 2009, of $447,909 and relies solely upon the sale of securities and loans from corporate officers and directors for funding.

Our Current Business

Since our change of management in December 2009, we are engaged in the business of exploration and development of oil and gas properties. Over the next twelve months we intend to secure a project of merit within the resource sector and commence with further development of the project.

Competition

The oil and gas industry is intensely competitive. We compete with numerous individuals and companies, including many major oil and gas companies, which have substantially greater technical, financial and operational resources and staff. Accordingly, there is a high degree of competition for desirable oil and gas leases, suitable properties for drilling operations and necessary drilling equipment, as well as for access to funds. There are other competitors that have operations in the areas we are interested in and the presence of these competitors could adversely affect our ability to acquire additional leases and/or equipment as required.

Governmental Regulations

Our oil and gas operations are subject to various national, state and/or provincial, and local governmental regulations. Matters subject to regulation include discharge permits for drilling operations, drilling and abandonment bonds, reports concerning operations, the spacing of wells, and pooling of properties and taxation. From time to time, regulatory agencies have imposed price controls and limitations on production by restricting the rate of flow of oil and gas wells below actual production capacity in order to conserve supplies of oil and gas. The production, handling, storage, transportation and disposal of oil and gas, by-products thereof, and other substances and materials produced or used in connection with oil and gas operations are also subject to regulation under federal, state, provincial and local laws and regulations relating primarily to the protection of human health and the environment. To date, expenditures related to complying with these laws, and for remediation of existing environmental contamination, have not been significant in relation to the results of operations of our company. The requirements imposed by such laws and regulations are frequently changed and subject to interpretation, and we are unable to predict the ultimate cost of compliance with these requirements or their effect on our operations.

Research and Development

We have incurred $Nil in research and development expenditures over the last fiscal year.

Employees

Currently our only employees are our directors and officers. Our officers and directors are donating their time to the development of our company and intend to do whatever work is necessary in order to bring us to the point of being able to implement our business plan.

Item 1A.    Risk Factors

Our business operations are subject to a number of risks and uncertainties, including, but not limited to those set forth below:

We are a start-up company with a lack of operating history and profitability. Coronado Corp. has incurred losses since inception, and we expect those losses to continue in the future. As a result, we may have to suspend or cease operations.

We were incorporated on January 9, 2006, and we have not started any business operations nor realized any revenues. We have no operating history upon which an evaluation of our future success or failure can be made. As a result, it is possible that we may not generate any revenues in the future. Since inception, to December 31, 2009, Coronado Corp. has incurred a net loss of $447,909.

In order to generate revenue, we are dependent on our ability to find a project within our new focus area, the resource sector, and at some point develop this project to the point of production and sales.

Based upon current plans, we expect operating losses in future periods. If we do not generate enough future revenues to cover our expenses before the business has become profitable, we would have to suspend or cease operations and you could lose your investment.

Because Coronado Corp. is a small company and does not have much capital, if we are unable to raise additional funds to meet our needs we may have to scale back our operations, which could result in a loss of your investment.

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

Because Mr. Sharpe, Mr. Kellison, and Mr. Bonnell have other outside business activities, they can only dedicate a limited amount of their time to Coronado Corp.’s operations. This could result in periodic interruptions or suspensions of the business plan.

Because our company officers, Mr. Sharpe, Mr. Kellison, and Mr. Bonnell have other outside business interests, they will only be able to devote a limited amount of their time to our operations. Coronado Corp. operations may occur at times which are inconvenient to Mr. Sharpe, Mr. Kellison and Mr. Bonnell, which could result in the development of our plan being periodically interrupted or suspended.

If our officers and directors resign or die without having found replacements, our operations may be suspended or cease altogether. Should that occur, it could result in a loss of your investment.

We have three officers and four directors and we are entirely dependent upon them in order to conduct our operations. If they should resign or die, there may be no one to run Coronado Corp. The company has no Key Man insurance. If such an event were to take place and we were unable to find other persons to run Coronado Corp., our operations could be suspended or cease entirely, and this could result in the loss of your investment.

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

Trading of our stock may be restricted by the SEC's "Penny Stock" regulations, which may limit a stockholder's ability to buy and sell our stock.

The U.S. Securities and Exchange Commission has adopted regulations which generally define "penny stock" to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and "accredited investors." The term "accredited investor" refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC, which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of, our common stock.

The Financial Industry Regulatory Authority, or FINRA, has adopted sales practice requirements which may also limit a stockholder's ability to buy and sell our stock.

In addition to the "penny stock" rules described above, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

Trading in our common shares on the OTC Bulletin Board is limited and sporadic making it difficult for our shareholders to sell their shares or liquidate their investments.

Our common shares are currently listed for public trading on the OTC Bulletin Board. The trading price of our common shares has been subject to wide fluctuations. Trading prices of our common shares may fluctuate in response to a number of factors, many of which will be beyond our control. The stock market has generally experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of companies with no current business operation. There can be no assurance that trading prices and price earnings ratios previously experienced by our common shares will be matched or maintained. These broad market and industry factors may adversely affect the market price of our common shares, regardless of our operating performance.

In the past, following periods of volatility in the market price of a company's securities, securities class-action litigation has often been instituted. Such litigation, if instituted, could result in substantial costs for us and a diversion of management's attention and resources.

Trends, Risks and Uncertainties

We have sought to identify what we believe to be the most significant risks to our business, but we cannot predict whether, or to what extent, any of such risks may be realized nor can we guarantee that we have identified all possible risks that might arise. Investors should carefully consider all of such risk factors before making an investment decision with respect to our common stock.

Item 1B.    Unresolved Staff Comments

None.

Item 2.      Properties

Executive Offices

Our principal place of business is located at 518 17th Street, Suite 1000, Denver Colorado, telephone number (303) 623 1440. The office space is a 200 square foot room, temporarily provided to us rent-free as we research opportunities.

We do not have any investments or interests in any real estate. We do not invest in real estate mortgages, nor do we invest in Securities of, or interests in, persons primarily engaged in real estate activities.

Item 3.      Legal Proceedings

We know of no material, existing or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our company.

Item 4.      (Removed and Reserved)

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

Our shares are issued in registered form. Pacific Stock Transfer Inc., 500 E Warm Springs Road, Las Vegas, NV 89119 (Telephone: (702) 361-3033; Facsimile: (702) 433-1979) is the registrar and transfer agent for our common shares.

On April 9, 2010, the shareholders' list showed 32 registered shareholders and 5,175,000 common shares outstanding.

Dividend Policy

We have not paid any cash dividends on our common stock and have no present intention of paying any dividends on the shares of our common stock. Our current policy is to retain earnings, if any, for use in our operations and in the development of our business. Our future dividend policy will be determined from time to time by our board of directors.

Equity Compensation Plan Information

We have not approved or adopted any equity compensation plans.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We did not sell any equity securities which were not registered under the Securities Act during the year ended December 31, 2009 that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended December 31, 2009.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended December 31, 2009.

Item 6.      Selected Financial Data

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 7.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated audited financial statements and the related notes that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this annual report, particularly in the section entitled "Risk Factors" beginning on page 6 of this annual report.

Our consolidated audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Overview

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

Results of Operations

We have conducted no material operations during the period ended December 31, 2009, and do not have any present operations. During the period ended December 31, 2009, we generated no revenues. Accordingly, a discussion of our results of operations is not meaningful and will not be presented herein.

The following table provides selected financial data about our company as of and for the period ended December 31, 2009 and the year ended March 31, 2009.

Balance Sheet Data:	December 31, 2009	March 31, 2009

Cash	$1,345	$7,536
Total assets	$1,345	$8,845
Total liabilities	$334,800	$-
Stockholders’ equity	$(333,455)	$8,845

Liquidity and Capital Resources

The report of our auditors on our audited financial statements for the fiscal year ended December 31, 2009, contains a going concern qualification as we have suffered losses since our inception. We have minimal assets and have achieved no operative revenues since our inception. We have depended on loans and sales of equity securities to conduct operations. Unless and until we commence material operations and achieve material revenues, we will remain dependent on financings to continue our operations. We will be required to raise additional capital over the next twelve months to meet our ongoing expenses.

Plan of Operation and Cash Requirements

With a recent management change in December 2009, our plan over the next 12 months is to research projects of merit principally within the resource sector. We anticipate that this research will ultimately lead to a potential acquisition in some form or manner. In order to carry out our plans we will require the matching funding to cover acquisition costs, working capital, and any other related or ongoing expenditures until sufficient revenue is generated to sustain operations.

On December 16, 2009, our company entered into a Letter Agreement with an oil and gas operator, pursuant to which we would participate for a 15% working interest in a 26,000 acre unit project in Alaska, which was a farm-out from BP Exploration (Alaska) Inc. Consideration for the assignment of the interest in the project would primarily consist of our company funding certain costs in regards to a 2009-2010 winter drilling program and a 15% share of the costs to restart the local processing plant. A deposit of $325,000 pending BP Exploration’s consent to the proposed assignment to Coronado Corp. was posted to secure the Letter Agreement on behalf of the company, funded in equal amounts of $162,500 each by D. Sharpe Management Inc., a privately held company owned and controlled by our president, and by Michael Bodino, a company shareholder. BP Exploration’s consent to the assignment was granted on January 12, 2010.

Due to the severe timing restrictions involved, we were unable to secure funding as required to participate in the project, and the Letter Agreement and obligations pursuant to the agreement expired on January 15, 2010, thus terminating the agreement with the oil and gas operator. Our company continues to pursue this opportunity with the operator in attempts to secure some manner of participation in their Alaska project. With the expiry of the Letter Agreement and some doubt of further negotiations ending favorably, the Company has expensed the $325,000 deposit and recorded it within the period ending December 31, 2009.

On March 1, 2010 we engaged FIG Partners LLC of Atlanta Georgia (FIG) to provide advisory services and act on a best efforts basis as the Company’s exclusive placement agent in connection with a debt/equity financing relating to the Alaska oil and gas project described above. A non-refundable retainer of $12,500 was advanced on behalf of the company by D. Sharpe Management Inc., a privately held company owned and controlled by our president. The engagement agreement provided for a further $12,500 to be advanced on March 15, 2010 but this has not yet been paid. The Company has agreed to pay FIG a fee equal to 6% of the principal value of securities sold by the Company, plus five year term warrants to purchase common stock in the Company equal to 6% of the principal value of the equity offering, or, in the event of non-equity securities being issued by the Company, five year term warrants with a strike price equal to the 30-day Volume Weighted Average Price on the day of closing the offering, or $0.50, whichever is greater. Retainer amounts advanced to FIG will be applied against the placement fee due upon completion of any capital raised for the Company by FIG. If we are unsuccessful with this Alaska project we intend to research other potential resource opportunities elsewhere.

If we are unable to generate enough revenue to stay in business or run out of cash, we will have to find alternative sources for money, be it a public offering, a private placement of securities or loans from our officers or others, and/or other sources or methods of financing. Equity financing could result in additional dilution to existing shareholders. If we are unable to meet our needs for cash, then we may be unable to continue, develop, or expand our activities or operations.

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

Assuming maintenance of our current operations and the investigation of possible acquisitions, over the next twelve months we expect to expend funds as follows:

Estimated Net Expenditures During the Next Twelve Months

$
General, Administrative, and Corporate Expenses	175,000
Contingencies and Other	25,000
Total	200,000

We have suffered recurring losses from operations. The continuation of our company is dependent upon our company attaining and maintaining profitable operations and raising additional capital as needed.

The continuation of our business is dependent upon obtaining further financing, a successful program of exploration and/or development, and, finally, achieving a profitable level of operations. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

There are no assurances that we will be able to obtain further funds required for our continued operations. As noted herein, we are pursuing various financing alternatives to meet our immediate and long-term financial requirements. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we will be unable to conduct our operations as planned, and we will not be able to meet our other obligations as they become due. In such event, we will be forced to scale down or perhaps even cease our operations.

Results of Operations – Nine Months Ended December 31, 2009 and Twelve Months Ended March 31, 2009

The following summary of our results of operations should be read in conjunction with our financial statements for the year ended December 31, 2009, which are included herein.

Our operating results for the nine months ended December 31, 2009, for the twelve months ended March 31, 2009 and the changes between those periods for the respective items are summarized as follows:

		Nine Months Ended December 31, 2009		Twelve Months Ended March 31, 2008		Change Between Nine Month Period Ended December 31, 2009 and Twelve month period ended March 3, 2009
Revenue	$	Nil	$	Nil	$	Nil
Depreciation and amortization		0		3,386		(3,386)
General and administrative		2,523		8,904		(6,381)
Professional fees		18,423		14,187		4,236
Loss on exploration advance		(325,000)		Nil		325,000
Loss on disposition of subsidiary		0		3,085		(3,085)
Net (Loss)		$(342,300)		$(29,562)		$(312,738)

Our accumulated losses increased to $447,909 as of December 31, 2009. Our financial statements report a net loss of $342,300 for the nine month period ended December 31, 2009 compared to a net loss of $29,562 for the twelve month period ended March 31, 2009. Our losses have increased primarily as a result of an increase in exploration advances of $325,000 for the nine month period ending December 31, 2009 as compared to $Nil for the twelve month period ending March 31, 2009 offset by a reduction in depreciation and amortization expenses and general and administrative costs for the same periods.

Our total liabilities as of December 31, 2009 were $334,800 as compared to total liabilities of $nil as of March 31, 2009. The increase was due to increases in accounts payable and accrued liabilities and amounts due to related parties.

Liquidity and Financial Condition

Working Capital

	At	At
	December 31,	March 31,
	2009	2009
Current assets	$1,345	8,845
Current liabilities	334,800	0
Working capital (deficit)	$(333,455)	8,845

Cash Flows

	At	At
	December	March 31,
	31, 2009	2009
Cash flows provided by (used in) operating activities	$(6,191)	(27,385)
Cash flows provided by (used in) investing activities	0	0
Cash flows provided by (used in) financing activities	0	8,500
Effect of exchange rate changes on cash	0	0
Net increase (decrease) in cash during period	$(6,191)	(18,885)

Operating Activities

Net cash used by operating activities was $6,191 in the nine months ended December 31, 2009 compared with net cash used in operating activities of $27,385 in the twelve months ended March 31, 2009. The decrease in use of cash of $21,194 in operating activities is mainly attributable to the decrease in depreciation and amortization expenses and general and administrative costs.

Investing Activities

Net cash used in investing activities was $nil in the nine months ended December 31, 2009 compared to net cash used in investing activities of $nil in the twelve months ended March 31, 2009.

Financing Activities

Net cash provided by financing activities was $nil in the nine months ended December 31, 2009 compared to $8,500 provided by financing activities in the twelve months ended March 31, 2009.

Contractual Obligations

As a “smaller reporting company”, we are not required to provide tabular disclosure obligations.

Going Concern

As of December 31, 2009, the Company has accumulated losses of $447,909 since inception, has a working capital deficiency of $333,455 and has earned no revenues since inception. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2010. The ability of the Company to emerge from the development stage is dependent upon, among other things, obtaining additional financing to continue operations, and development of its business plan. In response to these problems, management intends to raise additional funds through public or private placement offerings. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with the accounting principles generally accepted in the United States of America. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our financial statements is critical to an understanding of our financial statements.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected. The most significant estimates with regard to these financial statements relate to recoverable values of oil and gas properties, stock-based compensation, the provision for income taxes, depreciation, depletion and asset retirement obligations.

Long-Lived Assets

In accordance with ASC 360, Property Plant and Equipment, the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the discounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value.

Financial Instruments

The Company’s financial instruments consist principally of cash and cash equivalents, accrued petroleum revenues, other receivables, accounts payable, and loan payable. Pursuant to ASC 820, Fair Value Measurements and Disclosures and ASC 825, Financial Instruments, the fair value of our cash equivalents is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. Management believes that the recorded values of all of our other financial instruments approximate their current fair values because of their nature and respective relatively short maturity dates or durations.

Recent Accounting Pronouncements

In June 2009, the FASB issued guidance now codified as ASC 105, Generally Accepted Accounting Principles as the single source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP, aside from those issued by the Securities Exchange Commission (“SEC”). ASC 105 does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all authoritative literature related to a particular topic in one place. The adoption of ASC 105 did not have a material impact on the Company’s financial statements, but did eliminate all references to pre-codification standards.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 8.      Financial Statements and Supplementary Data

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

CORONADO CORP.

(A Development Stage Company)

AUDITED FINANCIAL STATEMENTS

DECEMBER 31, 2009 and MARCH 31, 2009

CORONADO CORP.
(A Development Stage Company)

INDEX TO AUDITED FINANCIAL STATEMENTS

FOR THE PERIOD OF JANUARY 9, 2006 (INCEPTION) TO DECEMBER 31, 2009

Page(s)

Report of Independent Registered Public Accounting Firm	F-1

Balance Sheets at December 31, 2009 and March 31, 2009	F-2

Statements of Operations for the nine months ended December 31, 2009, the year ended March 31, 2009 and 2008, and the cumulative totals from January 9, 2006 (Inception) to December 31, 2009	F-3

Statements of Stockholders' Equity (Deficit) for the period of January 9, 2006 (Inception) to December 31, 2009	F-4

Statements of Cash Flows for the nine months ended December 31, 2009, the year ended March 31, 2009 and 2008 and cumulative totals from January 9, 2006 (Inception) to December 31, 2009	F-5

Notes to Audited Financial Statements	F-6

SEALE AND BEERS, CPAs
PCAOB & CPAB REGISTERED AUDITORS
www.sealebeers.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Coronado Corp.
(A Development Stage Company)

We have audited the accompanying balance sheets of Coronado Corp. (A Development Stage Company) as of December 31, 2009, March 31, 2009, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the nine months ended December 31, 2009 years ended, March 31, 2009, 2008 and since inception on January 9, 2006 through December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Coronado Corp. (A Development Stage Company) as of December 31, 2009, March 31, 2009, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the nine months ended December 31, 2009 years ended, March 31, 2009, 2008 and since inception on January 9, 2006 through December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has accumulated losses of $447,909 since inception, a working capital deficiency of $333,455 and has earned no revenues since inception, which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Seale and Beers, CPAs

Seale and Beers, CPAs
Las Vegas, Nevada
April 12, 2010

50 S. Jones Blvd. Suite 202 Las Vegas, NV 89107 Phone: (888)727-8251 Fax: (888)782-2351

Coronado Corp.
(A Development Stage Company)
Balance Sheets

ASSETS
	As of	As of
	December 31,	March 31,
	2009	2009

CURRENT ASSETS
Cash and cash equivalents	$1,345	$7,536
Prepaid expenses	-	1,309
TOTAL ASSETS	$1,345	$8,845

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$8,446	$-
Due to related parties (Note 5)	325,000	-
Accrued interest to related parties	1,354	-
Total current liabilities	334,800	-

Commitment	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Capital Stock (Note 3)
Authorized:
100,000,000 common shares, $0.001 par value
Issued and outstanding shares:
5,175,000 common shares	5,175	5,175
Additional paid-in capital	109,279	109,279
Deficit accumulated during the development stage	(447,909)	(105,609)
Total Equity (Deficit)	(333,455)	8,845

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$1,345	$8,845

The accompanying notes are an integral part of these financial statements.

Coronado Corp.
(A Development Stage Company)
Statements of Operations

				Cumulative
	For the	For the	For the	from Inception
	Nine Months Ended	Year Ended	Year Ended	(January 9, 2006)
	December 31,	March 31,	March 31,	to December 31,
	2009	2009	2008	2009

REVENUES:	$-	$-	$-	$-

EXPENSES:
Professional fees	18,423	14,187	14,588	73,598
Depreciation and amortization	-	3,386	18,783	22,170
General and administrative	2,523	8,904	12,326	27,702
Total operating expenses	20,946	26,477	45,697	123,470

Other Income (Expense)
Gain on forgiveness of debt (Note 8)	5,000	-	-	5,000
Interest expense related parties	(1,354)	-	-	(1,354)
Loss on exploration advance	(325,000)	-	-	(325,000)
Loss on disposition of subsidiary	-	(3,085)	-	(3,085)

Net (Loss) before Income Taxes	(342,300)	(29,562)	(45,697)	(447,909)

Provision for Income Taxes (Note 4)	-	-	-	-

Net (Loss)	$(342,300)	$(29,562)	$(45,697)	$(447,909)

PER SHARE DATA:

Basic and diluted loss per common share	$(0.07)	$(0.01)	$(0.01)

Weighted average number of common shares outstanding	5,175,000	5,175,000	5,175,000

The accompanying notes are an integral part of these financial statements.

Coronado Corp.
(A Development Stage Company)
Statements of Stockholders’ Equity (Deficit)
For the Period of Inception (January 9, 2006) to December 31, 2009

				Deficit
				Accumulated
			Additional	During the
	Common Shares		Paid-in	Development
	Shares	Amount	Capital	Stage	Total
Inception - January 9, 2006	-	$-	$-	$-	$-
Common shares issued for cash at approximately $0.006 per share, February 1, 2006	75,000	454	-	-	454
Restatement for change to $0.001 par value from no par value	-	(379)	379	-	-
Loss for the period	-	-	-	(3,954)	(3,954)
Balance - March 31, 2006	75,000	$75	$379	$(3,954)	$(3,500)

Common shares issued for cash at $0.01 per share, April 25, 2006	3,000,000	3,000	27,000	-	30,000
Common shares issued for cash at $0.04 per share, November 14, 2006	2,100,000	2,100	81,900	-	84,000
Loss for the year	-	-	-	(26,396)	(26,396)
Balance - March 31, 2007	5,175,000	$5,175	$109,279	$(30,350)	$84,104

Loss for the year	-	-	-	(45,697)	(45,697)
Balance - March 31, 2008	5,175,000	$5,175	$109,279	$(76,047)	$38,407

Loss for the year	-	-	-	(29,562)	(29,562)
Balance – March 31, 2009	5,175,000	$5,175	$109,279	$(105,609)	$8,845

Loss for the period	-	-	-	(342,300)	(342,300)
Balance – December 31, 2009	5,175,000	$5,175	$109,279	$(447,909)	$(333,455)

The accompanying notes are an integral part of these financial statements.

Coronado Corp.
(A Development Stage Company)
Statements of Cash Flows

				Cumulative
	For the	For the	For the	from Inception
	Nine Months Ended	Year Ended	Year Ended	(January 9, 2006)
	December 31,	March 31,	March 31,	to December 31,
	2009	2009	2008	2009

OPERATING ACTIVITIES
Net (Loss)	$(342,300)	$(29,562)	$(45,697)	$(447,909)

Adjustment to Reconcile Net Income to Cash
Generated by Operating Activities:
Depreciation and amortization	-	3,386	18,783	22,170
Loss on exploration advance	325,000	-	-	325,000
Loss on disposition of subsidiary	-	3,085	-	3,085
Changes in Operating Assets and Liabilities:
(Increase) decrease in prepaid expenses	1,309	(609)	2,177	-
Increase (decrease) in accounts payable and accrued liabilities	8,446	(3,685)	(1,672)	8,446
Increase (decrease) in accrued interest to related parties	1,354	-	-	1,354
Increase (decrease) in short-term note payable (leasehold)	-	-	(9,408)	-
Net cash used in operating activities	(6,191)	(27,385)	(35,817)	(87,854)
INVESTING ACTIVITIES
Leasehold improvements	-	-	(563)	(16,243)
Machinery and equipment	-	-	(16,934)	(16,935)
Goodwill	-	-	-	(577)
Net cash used in investing activities	-	-	(17,497)	(33,755)
FINANCING ACTIVITIES
Notes payable – related parties (Note 7)	-	8,500	-	8,500
Common stock issued for cash	-	-	-	114,454
Net cash provided by financing activities	-	8,500	-	122,954
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(6,191)	(18,885)	(53,314)	1,345
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	7,536	26,421	79,735	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,345	$7,536	$26,421	$1,345
Supplemental Cash Flow Disclosures:
Cash paid for:
Interest expense	$-	$-	$-	$-
Income taxes	$-	$-	$-	$-
Non-Cash Financing and Investing Activities:
Exploration advance paid by related parties	$(325,000)	$-	$-	$(325,000)
Notes payable – related parties cancelled on disposition of subsidiary	$-	$8,500	$-	$8,500

The accompanying notes are an integral part of these financial statements.

Coronado Corp.
(A Development Stage Company)
Notes to Audited Financial Statements

1.	Organization and Going Concern

Coronado Corp. (the “Company”) is a Nevada corporation incorporated on January 9, 2006. Effective December 14, 2009 the Company relocated offices to Denver Colorado. Throughout the Company’s history and prior to this relocation, the Company was based in San Jose, Costa Rica. The Company purchased a wholly-owned subsidiary, “Bosque Tranquilo S.A.” in San Jose, Costa Rica on October 12, 2006. On March 31, 2009, the Company disposed of Bosque Tranquilo S.A.

The Company is a development stage company, which as of December 14, 2009 is reviewing opportunities primarily within the resource sector. Prior to December 14, 2009 the Company had intended to offer dental services in Costa Rica. To date, the Company’s activities have been limited to its formation and the raising of equity capital. The Company previously had a fiscal year end of March 31, but during the period changed its fiscal year end to December 31.

Going Concern and Liquidity Considerations

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of December 31, 2009, the Company has accumulated losses of $447,909 since inception, has a working capital deficiency of $333,455 and has earned no revenues since inception. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2010.

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

Basis of Consolidation

For March 31, 2009 and 2008, these financial statements include the accounts of the Company and its wholly- owned subsidiary, Bosque Tranquilo S.A. All intercompany balances and transactions have been eliminated. At March 31, 2009 the Company disposed of Bosque Tranquillo S.A.

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

Coronado Corp.
(A Development Stage Company)
Notes to Audited Financial Statements

2.	Significant Accounting Policies - Continued

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had $1,345 and $7,536 in cash and cash equivalents at December 31, 2009 and March 31, 2009, respectively.

Financial Instruments

The Company’s financial instruments consist principally of cash and cash equivalents, and accounts payable. Pursuant to the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures and ASC 825, Financial Instruments the fair value of our cash equivalents is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. Management believes that the recorded values of our other financial instruments approximate their current fair values because of their nature and respective relatively short maturity dates or durations.

Property and Equipment

Property and equipment are stated at cost. The Company has adopted the policy of depreciation being computed by use of the straight-line method over the estimated useful lives of the assets, which is up to 5 years for equipment and the shorter of lease terms or 10 years for leasehold improvements. The depreciation expense on property and equipment was $3,386 and $18,783 for the years ended March 31, 2009 and 2008, respectively. At March 31, 2009, the Company disposed of all its property and equipment.

Income Taxes

Deferred income taxes are reported for timing differences between items of income or expense reported in the financial statements and those reported for income tax purposes in accordance with ASC 740, Income Taxes, which requires the use of the asset/liability method of accounting for income taxes. Deferred income taxes and tax benefits are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax loss and credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company provides for deferred taxes for the estimated future tax effects attributable to temporary differences and carryforwards when realization is more likely than not.

Coronado Corp.
(A Development Stage Company)
Notes to Audited Financial Statements

2.	Significant Accounting Policies – Continued

Earnings (Loss) per Share

The Company has adopted ASC 260 Earnings Per Share, (“EPS”) which requires presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. In the accompanying financial statements, basic earnings (loss) per share is computed by dividing net income/loss by the weighted average number of shares of common stock outstanding during the period.

Foreign Currency Transactions

The Company’s functional currency is the US dollar.

For foreign currency transactions, the Company translates these amounts to the Company’s functional currency at the exchange rate effective on the invoice date. If the exchange rate changes between the time of purchase and the time actual payment is made, a foreign exchange transaction gain or loss results which is included in determining net income for the period.

No significant realized exchange gains or losses were recorded from inception (January 9, 2006) to the period ended December 31, 2009.

Goodwill

The Company follows the guidance of ASC 350 Intangibles, Goodwill and Other, which requires that goodwill and intangible assets with indefinite lives should not be amortized but rather be tested for impairment at least annually or sooner whenever events or changes in circumstances indicate that they may be impaired. The Company wrote off goodwill charges upon the disposition of its wholly-owned subsidiary on March 31, 2009.

Comprehensive Income (Loss)

ASC 220 Comprehensive Income establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. From inception (January 9, 2006) to December 31, 2009, the Company had no items of other comprehensive income. Therefore, net loss equals comprehensive loss from inception (January 9, 2006) to December 31, 2009.

Coronado Corp.
(A Development Stage Company)
Notes to Audited Financial Statements

2.	Significant Accounting Policies – Continued

Revenue Recognition

The Company recognizes revenue from the sale of products and services in accordance with ASC 605, “Revenue Recognition.” Revenue will be recognized only when all of the following criteria have been met:

(i)	Persuasive evidence for an agreement exists;
(ii)	Delivery has occurred;
(iii)	The fee is fixed or determinable; and
(iv)	Revenue is reasonably assured.

Recent Accounting Pronouncements

Recent accounting pronouncements that are listed below did and/or are not currently expected to have a material effect on the Company’s financial statements.

In January 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-03 (ASU 2010-03), Extractive Activities—Oil and Gas (Topic 932): Oil and Gas Reserve Estimation and Disclosures. This is effective for annual reporting periods ending on or after December 31, 2009. However, an entity that becomes subject to the disclosures because of the change to the definition oil- and gas- producing activities may elect to provide those disclosures in annual periods beginning after December 31, 2009. Early adoption is not permitted. The Company does not expect the provisions of ASU 2010-03 to have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB issued Accounting Standards Update 2010-02, Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary. An entity will be required to follow the amended guidance beginning in the period that it first adopts FAS 160 (now included in Subtopic 810-10). For those entities that have already adopted FAS 160, the amendments are effective at the beginning of the first interim or annual reporting period ending on or after December 15, 2009. The amendments should be applied retrospectively to the first period that an entity adopted FAS 160. The Company does not expect the provisions of ASU 2010-02 to have a material effect on the financial position, results of operations or cash flows of the Company.

Coronado Corp.
(A Development Stage Company)
Notes to Audited Financial Statements

2.	Significant Accounting Policies – Continued

Recent Accounting Pronouncements (continued)

In January 2010, the FASB issued Accounting Standards Update 2010-01, Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash (A Consensus of the FASB Emerging Issues Task Force). Effective for interim and annual periods ending on or after December 15, 2009, and would be applied on a retrospective basis. The Company does not expect the provisions of ASU 2010-01 to have a material effect on the financial position, results of operations or cash flows of the Company.

In December 2009, the FASB issued Accounting Standards Update 2009-17, Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. This Accounting Standards Update amends the FASB Accounting Standards Codification for Statement 167. (See FAS 167 effective date below)

In December 2009, the FASB issued Accounting Standards Update 2009-16, Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets. This Accounting Standards Update amends the FASB Accounting Standards Codification for Statement 166. (See FAS 166 effective date below)

In October 2009, the FASB issued Accounting Standards Update 2009-15, Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing. This Accounting Standards Update amends the FASB Accounting Standard Codification for EITF 09-1. (See EITF 09-1 effective date below)

In October 2009, the FASB issued Accounting Standards Update 2009-14, Software (Topic 985): Certain Revenue Arrangements That Include Software Elements. Effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company does not expect the provisions of ASU 2009-14 to have a material effect on the financial position, results of operations or cash flows of the Company.

In October 2009, the FASB issued Accounting Standards Update 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements. Effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company does not expect the provisions of ASU 2009-13 to have a material effect on the financial position, results of operations or cash flows of the Company.

In September 2009, the FASB issued Accounting Standards Update 2009-12, Fair Value Measurements and Disclosures (Topic 820): Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). It is effective for interim and annual periods ending after December 15, 2009. Early application is permitted in financial statements for earlier interim and annual periods that have not been issued. The Company does not expect the provisions of ASU 2009-12 to have a material effect on the financial position, results of operations or cash flows of the Company.

Coronado Corp.
(A Development Stage Company)
Notes to Audited Financial Statements

2.	Significant Accounting Policies – Continued

Recent Accounting Pronouncements (continued)

In July 2009, the FASB ratified the consensus reached by EITF (Emerging Issues Task Force) issued EITF No. 09-1, (ASC Topic 470) “Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance” (“EITF 09-1”). EITF 09-1 is effective for fiscal years that beginning on or after December 15, 2009 and requires retrospective application for all arrangements outstanding as of the beginning of fiscal years beginning on or after December 15, 2009. Share-lending arrangements that have been terminated as a result of counterparty default prior to December 15, 2009, but for which the entity has not reached a final settlement as of December 15, 2009 are within the scope. Effective for share-lending arrangements entered into on or after the beginning of the first reporting period that begins on or after June 15, 2009. The Company does not expect the provisions of EITF 09-1 to have a material effect on the financial position, results of operations or cash flows of the Company.

In June 2009, the FASB issued SFAS No. 168 (ASC Topic 105), “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162” (“SFAS No. 168”). Under SFAS No. 168 the “FASB Accounting Standards Codification” (“Codification”) will become the source of authoritative US GAAP to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. On the effective date, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non- authoritative. SFAS No. 168 is effective for the Company’s interim quarterly period beginning July 1, 2009. The Company does not expect the adoption of SFAS No. 168 to have an impact on the financial statements.

In June 2009, the FASB issued SFAS No. 167 (ASC Topic 810), “Amendments to FASB Interpretation No. 46(R) (“SFAS 167”). SFAS 167 is effective as of the beginning of the first fiscal year that begins after November 15, 2009. SFAS 167 will be effective for the Company beginning in 2010. The Company does not expect the provisions of SFAS 167 to have a material effect on the financial position, results of operations or cash flows of the Company.

In June 2009, the FASB issued SFAS No. 166, (ASC Topic 860) “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140” (“SFAS 166”). SFAS 166 is effective for financial asset transfers occurring after the beginning of an entity’s first fiscal year that begins after November 15, 2009. The Company does not expect the provisions of SFAS 166 to have a material effect on the financial position, results of operations or cash flows of the Company.

Coronado Corp.
(A Development Stage Company)
Notes to Audited Financial Statements

2.	Significant Accounting Policies – Continued

Recent Accounting Pronouncements (continued)

In April 2009, the FASB issued SFAS No. 164, (ASC Topic 810) “Not-for-Profit Entities: Mergers and Acquisitions – including an amendment of FASB Statement No. 142” (“SFAS 164”). SFAS 164 is effective for mergers occurring on or after the beginning of an initial reporting period beginning on or after December 15, 2009 and acquisitions occurring on or after the beginning of the first annual reporting period beginning on or after December 15, 2009. The Company does not expect the provisions of SFAS 164 to have a material effect on the financial position, results of operations or cash flows of the Company.

In September 2008, the FASB issued exposure drafts that eliminate qualifying special purpose entities from the guidance of SFAS No. 140 (ASC Topic 860), “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” and FASB Interpretation 46 (ASC Topic 810) (revised December 2003), “Consolidation of Variable Interest Entities – an interpretation of ARB No. 51 (ASC Topic 810),” as well as other modifications. While the proposed revised pronouncements have not been finalized and the proposals are subject to further public comment, the Company anticipates the changes will not have a significant impact on the Company’s financial statements. The changes would be effective March 1, 2010, on a prospective basis.

Coronado Corp.
(A Development Stage Company)
Notes to Audited Financial Statements

3.	Capital Stock

Authorized Stock

The Company has authorized 100,000,000 common shares with $0.001 par value. Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholder of the corporation is sought.

Share Issuances

Since inception (January 9, 2006), the Company has issued 75,000, 3,000,000, and 2,100,000 common shares at approximately $0.006, $0.01, and $0.04 per share respectively, resulting in total proceeds of $114,454. There were 5,175,000 common shares issued and outstanding at December 31, 2009 and March 31, 2009. Of these shares, 1,575,000 were issued to the spouse of a former director, 1,500,000 were issued to a former director and former officer of the Company, and 2,100,000 were issued to unaffiliated investors.

4.	Income Taxes

The company has incurred operating losses of $447,909, which, if unutilized, will begin to expire in 2026. Future tax benefits, which may arise as a result of these losses, have not been recognized in these financial statements, and have been offset by a valuation allowance.

Details of future income tax assets are as follows:

	December 31,	March 31,	March 31,
Future income tax assets:	2009	2009	2008
Net operating loss (from inception January 9, 2006)	$447,909	$105,609	$76,047
Approximate Statutory tax rate (combined federal and state)	34%	34%	34%
Non-capital tax loss	152,289	35,907	25,856
Valuation allowance	(152,289)	(35,907)	(25,856)
	$-	$-	$-

The potential future tax benefits of these losses have not been recognized in these financial statements due to uncertainty of their realization. When the future utilization of some portion of the carryforwards is determined not to be “more likely than not,” a valuation allowance is provided to reduce the recorded tax benefits from such assets.

Coronado Corp.
(A Development Stage Company)
Notes to Audited Financial Statements

5.	Notes Payable – Related Parties

As at December 31, 2009, the Company is indebted to a privately held company owned and controlled by the Company’s president in the amount of $162,500 and to a company shareholder in the amount of $162,500. The amounts will bear 10% annual interest and are unsecured and have no terms of repayment. As at December 31, 2009, $1,354 in accrued interest has been recorded. Refer to Note 7.

During the year ended March 31, 2009, the Company was obligated to directors, who are also stockholders and one is a former officer of the Company, for non-interest bearing demand loans with a balance of $8,500. The Company reached an agreement to cancel the $8,500 in the exchange for the disposition of Bosque Tranquillo, S.A. on March 31, 2009.

6.	Disposition of Subsidiary

At March 31, 2009, the company disposed of its 100% wholly-owned subsidiary, Bosque Tranquilo S.A., to a former officer, who is also a stockholder and was a director of the Company. Summarized financial information for the disposition is set forth below.

		March 31, 2009
Forgiveness of shareholder loans (note 7)		$8,500
Loss on disposal of net assets		(11,585)
Net loss on disposition	$	(3,085)

7.	Exploration Advance

On December 16, 2009, the Company entered into a Letter Agreement with an oil and gas operator, pursuant to which the Company would participate for a 15% working interest in a 26,000 acre unit project in Alaska, which was a farm-out from BP Exploration (Alaska) Inc. Consideration for the assignment of the interest in the project would primarily consist of the Company funding certain costs in regards to a 2009-2010 winter drilling program and a 15% share of the costs to restart the local processing plant. A deposit of $325,000 pending BP Exploration’s consent to the proposed assignment to Coronado Corp. was posted to secure the Letter Agreement on behalf of the company, funded in equal amounts of $162,500 each by D. Sharpe Management Inc., a privately held company owned and controlled by our president, and by Michael Bodino, a company shareholder. BP Exploration’s consent to the assignment was granted on January 12, 2010. Due to the severe timing restrictions involved, the Company was unable to secure funding as required to participate in the project, and the Letter Agreement and obligations pursuant to the agreement expired on January 15, 2010, thus terminating the agreement with the oil and gas operator. The Company continues to pursue this opportunity with the operator in attempts to secure some manner of participation in their Alaska project. With the expiry of the Letter Agreement and doubt of further negotiations ending favorably, the Company has expensed the $325,000 deposit and recorded it within the period ending December 31, 2009.

Coronado Corp.
(A Development Stage Company)
Notes to Audited Financial Statements

8.	Subsequent Events

On January 25, 2010, the Company received a release from a creditor for all amounts owing at December 31, 2009. Accordingly at December 31, 2009, the Company recorded a gain on forgiveness of debt in the amount of $5,000.

On March 1, 2010 the Company engaged FIG Partners LLC of Atlanta Georgia (FIG) to provide advisory services and act on a best efforts basis as the Company’s exclusive placement agent in connection with a debt/equity financing relating to the Alaska oil and gas project described in Note 7. A non-refundable retainer of $12,500 was advanced on behalf of the company by D. Sharpe Management Inc., a privately held company owned and controlled by our president. The engagement agreement provided for a further $12,500 to be advanced on March 15, 2010 but has not yet been paid. The Company has agreed to pay FIG a fee equal to 6% of the principal value of securities sold by the Company, plus five year term warrants to purchase common stock in the Company equal to 6% of the principal value of the equity offering, or, in the event of non-equity securities being issued by the Company, five year term warrants with a strike price equal to the 30-day Volume Weighted Average Price on the day of closing the offering, or $0.50, whichever is greater. Retainer amounts advanced to FIG will be applied against the placement fee due upon completion of any capital raised for the Company by FIG.

Item 9.      Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

There were no disagreements related to accounting principles or practices, financial statement disclosure, internal controls or auditing scope or procedure during the two fiscal years and interim periods, including the interim period up through the date the relationship ended.

Item 9A.    Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, are responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the quarterly period covered by this report. Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective as of December 31, 2009.

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2009 was not effective for the reason described herein.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) inadequate segregation of duties consistent with control objectives, (2) inability of new management to confirm the controls of past management were adequate. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of December 31, 2009.

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

In connection with the preparation of this Annual Report on Form 10-K for the period ended December 31, 2009, management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our internal controls over financial reporting, pursuant to Rule 13a-15 under the Exchange Act based on the framework in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Our Chief Executive Officer and Chief Financial Officer have concluded that the design and operation of our internal controls and procedures were not effective as of December 31, 2009. There were no significant changes in our internal controls over financial reporting that occurred during the period covered in this report that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 9B.    Other Information

None.

PART III

Item 10.     Directors, Executive Officers and Corporate Governance

All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Donald Sharpe	President and Director	52	December 17, 2009
Drew Bonnell	Chief Financial Officer, Secretary, Treasurer and Director	53	December 17, 2009
Larry Kellison	Chief Operating Officer and Director	55	December 14, 2009
Michael David	Director	48	December 17, 2009

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee of our company, indicating the person’s principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Donald Sharpe

Mr. Sharpe is a Professional Geophysicist with 30 years experience in the oil and gas business. Mr. Sharpe began his career with Suncor Inc. in Calgary and Dallas and during that time he gained wide experience in exploration, production, marketing, finance and management. He has been a founder and director of a number of successful oil and gas companies both in Canada and the United States. Mr. Sharpe currently serves as the president of Eden Energy Corp., a natural gas firm with operations in the Piceance Basin in Colorado, and is a director of Universal Power Corp., an oil and gas exploration firm with properties offshore Namibia, Africa.

Mr. Sharpe received a Bachelors of Science in Geophysics from the University of British Columbia in 1981, a Certificate in Business Management from the University of Calgary in 1989 and graduated from the Banff School of Advanced Management in 1991. Mr. Sharpe is member of the Association of Professional Engineers, Geologists and Geophysicists of Alberta and the Canadian Society of Exploration Geophysicists.

Larry Kellison

Mr. Kellison is a Certified Petroleum Geologist with more than 30 years of varied oil and gas experience. From December 2001 to November 2005, he was Vice President and General Manager for Black Hills Corporation’s oil and gas subsidiary in Golden, Colorado where he led the company’s operations throughout the U.S. From March 1991 to March 2000 he served in a variety of positions with the unregulated oil and gas subsidiary of the Montana Power Company including Exploration Manager and District Manager for its Billings regional office. Mr. Kellison has been the Chief Operating Officer of Eden Energy Corp. from May of 2006 to present.

Mr. Kellison has a B. Sc. in geology from the University of Mississippi and a M. Sc in geology from the University of Nebraska.

Drew Bonnell

Mr. Bonnell graduated from the Richard Ivey School of Business at the University of Western Ontario with a Masters of Business Administration degree in 1998. For a period of 12 years prior to graduation, Mr. Bonnell served as President and director of multiple private companies engaged in tourism operations in key resort destinations in Western Canada. In these positions, Mr. Bonnell had the responsibility to manage the affairs of each of these companies; to ensure the operation of the business, and interact with all professional services and counsel as required. From 1997 to divestiture in 2006, Mr. Bonnell served as President and director of a private British Columbia based company with business interests in Whistler, Canada. From May 2004, Mr. Bonnell has served as the Chief Financial Officer, secretary, treasurer and director of Eden Energy Corp.

Michael David

Michael David obtained the Chartered Accountant designation in 1991. In 2003, Mr. David obtained the Certified Public Accountant (CPA) designation from the State of Illinois. Since 1992, Mr. David has been a partner in an accounting firm and in 1998, founded the firm of Lancaster & David, Chartered Accountants. Mr. David's client base is mainly Canadian and US public companies for which he provides a full range of auditing and accounting services.

Employment Agreements

We have no formal employment agreements with any of our employees, directors or officers.

Family Relationships

There are no family relationships between any of our directors, executive officers and proposed directors or executive officers.

Involvement in Certain Legal Proceedings

None of our directors, executive officers, promoters or control persons has been involved in any of the following events during the past five years:

1.	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding, excluding traffic violations and other minor offences;

3.

being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

4.

being found by a court of competent jurisdiction in a civil action, the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law and the judgment has not been reversed, suspended, or vacated.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Our common stock is not registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Accordingly, our officers, directors, and principal stockholders are not subject to the beneficial ownership reporting requirements of Section 16(a) of the Exchange Act.

Code of Ethics

In 2007 we adopted a Code of Ethics that applies to all of our employees. A copy of our Code of Ethics will be provided to any person requesting same without charge. To request a copy of our Code of Ethics, please make written request to our President c/o Coronado Corp. at 518 17th Street, Suite 1000, Denver Colorado, USA.

Board and Committee Meetings

Our board of directors held no formal meetings during the fiscal year ended December 31, 2009. All proceedings of the board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada General Corporate Law and our Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

Nomination Process

As of December 31, 2009, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our company at the address on the cover of this annual report.

Audit Committee

Currently our audit committee consists of our entire board of directors. We do not have a standing audit committee as we currently have limited working capital and no revenues. With our recent management change however, we have positioned ourselves with an audit committee financial expert and independent director should we be able to raise sufficient funding to execute our business plan. With success we will form an audit, compensation committee and other applicable committees utilizing our directors expertise.

Audit Committee Financial Expert

Our board of directors has determined that it does have a member of its audit committee that qualifies as an "audit committee financial expert" as defined in Item 407(d)(5)(ii) of Regulation S-K.

Item 11.     Executive Compensation

The particulars of the compensation paid to the following persons:

(a)	our principal executive officer;

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the fiscal years ended December 31, 2009 and March 31, 2009; and

(c)

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the fiscal years ended December 31, 2009 and March 31, 2009, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensa- tion ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensa- tion ($)	Total ($)
Donald Sharpe President(1)	2009 2008	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A
Drew Bonnell Chief Financial Officer, Secretary, Treasurer (2)	2009 2008	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A
Larry Kellison, Chief Operating Officer, Former President, Secretary, Treasurer and Chief Financial Officer(3)	2009 2008	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensa- tion ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensa- tion ($)	Total ($)
Floricel Leiton Former Chief Executive and Financial Officer(4)	2009 2008	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil
Alejandro Quesada Former Chief Executive and Financial Officer(5)	2009 2008	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil
Shawn Phillips Former Chief Financial Officer (6)	2009 2008	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil

(1)	Mr. Sharpe was appointed President of our company on December 17, 2009.

(2)	Mr. Bonnell was appointed the Chief Financial Officer of our company December 17, 2009.

(3)

Mr. Kellison was appointed President, Secretary, Treasurer and Chief Financial Officer our company on December 14, 2009 and resigned from those positions on December 17, 2009 on which date Mr. Kellison was appointed Chief Operating Officer.

(4)

Floricel Lieton was appointed President, Chief Executive and Financial Officer on March 30, 2009 and as Secretary, Treasurer from September8, 2008. Floricel Lieton resigned as a director and officer of our company on December 14, 2009.

(5)

Alejandro Quesada was appointed President and Chief Executive Officer on January 9, 2006 and was appointed Chief Financial Officer and Treasurer on September 8, 2008. Mr. Quesada resigned as an officer on September 8, 2008.

(6)	Shawn Phillips was appointed Chief Financial Officer and Treasurer on January 9, 2006 and resigned as an officer on September 8, 2008.

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. Our directors and executive officers may receive share options at the discretion of our board of directors in the future. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that share options may be granted at the discretion of our board of directors.

2009 Grants of Plan-Based Awards

There were no grants of plan based awards during the year ended December 31, 2009.

Outstanding Equity Awards at Fiscal Year End

There were no outstanding equity awards at the year ended December 31, 2009.

Option Exercises and Stock Vested

During our Fiscal year ended December 31, 2009 there were no options exercised by our named officers.

Compensation of Directors

We do not have any agreements for compensating our directors for their services in their capacity as directors, although such directors are expected in the future to receive stock options to purchase shares of our common stock as awarded by our board of directors.

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the board of directors or a committee thereof.

Indebtedness of Directors, Senior Officers, Executive Officers and Other Management

None of our directors or executive officers or any associate or affiliate of our company during the last two fiscal years, is or has been indebted to our company by way of guarantee, support agreement, letter of credit or other similar agreement or understanding currently outstanding.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of March 25, 2010, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Donald Sharpe 1281 Eldon Road North Vancouver, BC V7R 1T5	933,334	18%
Drew Bonnell Suite 1660, 1550 West Hastings Street Vancouver, BC V6E 2E9	933,333	18%
Larry Kellison 518 17th Street, Suite 1000, Denver Colorado 80202	933,333	18%

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Michael David Suite 1660, 1550 West Hastings Street Vancouver, BC V6E 2E9	Nil	Nil
Directors and Executive Officers as a Group(1)	2,800,000 common shares	54.1%

(1)

(1) Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on March 25, 2010. As of March 25, 2010 there were 5,175,000 shares of our company’s common stock issued and outstanding

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change in control of our company.

Item 13.     Certain Relationships and Related Transactions, and Director Independence

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended December 31, 2009, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year end for the last three completed fiscal years.

Related Party Transactions

As at December 31, 2009, the Company is indebted to a privately held company owned and controlled by the Company’s president in the amount of $162,500 and to a company shareholder in the amount of $162,500. The amounts will bear 10% annual interest and are unsecured and have no terms of repayment. During the year ended March 31, 2009, the Company was obligated to directors, who are also stockholders and one is a former officer of the Company, for non-interest bearing demand loans with a balance of $8,500. The Company reached an agreement to cancel the $8,500 in the exchange for the disposition of Bosque Tranquillo, S.A. on March 31, 2009

Director Independence

We currently act with four (4) directors, consisting of Donald Sharpe, Drew Bonnell, Larry Kellison and Michael David.

We have determined that Michael David is an independent director, as that term is used in Rule 4200(a)(15) of the Rules of National Association of Securities Dealers.

Currently our audit committee consists of our entire board of directors. We currently do not have nominating, compensation committees or committees performing similar functions. There has not been any defined policy or procedure requirements for shareholders to submit recommendations or nomination for directors.

Our board of directors has determined that it does have a member of its audit committee who qualifies as an “audit committee financial expert” as defined in as defined in Item 407(d)(5)(ii) of Regulation S-K.

From inception to present date, we believe that the members of our audit committee and the board of directors have been and are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting.

Item 14.     Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended December 31, 2009 and for fiscal year ended March 31, 2009 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	December 31, 2009	March 31,2009
Audit Fees	$5,000	$6,500
Audit Related Fees	Nil	Nil
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	$5,000	$6,500

Our board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

Our board of directors has considered the nature and amount of fees billed by our independent auditors and believes that the provision of services for activities unrelated to the audit is compatible with maintaining our independent auditors’ independence.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	Financial Statements

	(1)	Financial statements for our company are listed in the index under Item 8 of this document

	(2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b)	Exhibits

Exhibit
Number	Description

(3)	(i) Articles of Incorporation; and (ii) Bylaws

3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2, filed on June 15, 2006).

3.2	Bylaws (incorporated by reference from our Registration Statement on Form SB-2, filed on June 15, 2006).

(10)	Material Contracts

10.1	Letter of Intent with Savant Alaska, LLC, dated December 16, 2009. (incorporated by reference from our Current Report on Form 8-K filed on December 22, 2009)

(14)	Code of Ethics

14.1	Code of Business Conduct and Ethics (incorporated by reference from our Annual Report on Form 10- KSB filed on June 26, 2007).

(31)	Rule 13a-14(a)/15d-14(a) Certifications

31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Donald Sharpe

31.2*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Drew Bonnell

(32)	Section 1350 Certifications

32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of Donald Sharpe

32.2*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of Drew Bonnell

* Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its

CORONADO CORP.
(Registrant)

Dated: April 13, 2010	/s/ Donald Sharpe
Donald Sharpe
President and Director
(Principal Executive Officer)

Dated: April 13, 2010	/s/ Drew Bonnell
Drew Bonnell
Chief Financial Officer and Director
(Principal Financial Officer and Principal
Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 13, 2010	/s/ Donald Sharpe
Donald Sharpe
President and Director
(Principal Executive Officer)

Dated: April 13, 2010	/s/ Drew Bonnell
Drew Bonnell
Chief Financial Officer and Director
(Principal Financial Officer and Principal
Accounting Officer)

Dated: April 13, 2010	/s/ Larry Kellison
Larry Kellison
Chief Operating Officer and Director

Dated: April 13, 2010	/s/ Michael David
Michael David
Director