Form 10-Q
period 2010-03-31
Coronado Corp.
filed 2010-05-17
CIK 1365022

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010 or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to _____________

Commission File Number 333-135037

CORONADO CORP.
(Exact name of registrant as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

518 17th Street, Suite 1000, Denver, Colorado	80202
(Address of principal executive offices)	(Zip Code)

303.623.1440
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[ X ] YES [ ] NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act

Large accelerated filer [ ]		Accelerated filer [ ]
Non-accelerated filer [ ]	(Do not check if a smaller reporting company)	Smaller reporting company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act
[ ] YES [ X ] NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
[ ] YES [ ] NO

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
[ ] YES [ ] NO

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
5,175,000 common shares issued and outstanding as of May 12, 2010

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements.

Our unaudited interim consolidated financial statements for the three month period ended March 31, 2010 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

CORONADO CORP.

(A Development Stage Company)

INTERIM FINANCIAL STATEMENTS

 MARCH 31, 2010

(Unaudited)

CORONADO CORP.
(A Development Stage Company)

INDEX TO INTERIM FINANCIAL STATEMENTS

FOR THE PERIOD OF JANUARY 9, 2006 (INCEPTION) TO MARCH 31, 2010

Page(s)

Balance Sheets at March 31, 2010 and December 31, 2009	F-1

Statements of Operations for the three months ended March 31, 2010 and 2009, and the cumulative totals from January 9, 2006 (Inception) to March 31, 2010	F-2

Statements of Stockholders' Equity (Deficit) for the period of January 9, 2006 (Inception) to March 31, 2010	F-3

Statements of Cash Flows for the three months ended March 31, 2010 and 2009, and cumulative totals from January 9, 2006 (Inception) to March 31, 2010	F-4

Notes to Interim Financial Statements	F-5

Coronado Corp
(A Development Stage Company)
Balance Sheets

ASSETS
	As of	As of
	March 31,	December 31,
	2010	2009
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$28,751	$1,345
TOTAL ASSETS	$28,751	$1,345

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$26,819	$8,446
Due to related parties (Note 5)	363,000	325,000
Due to related parties, non interest bearing (Note 5)	7,598	-
Accrued interest to related parties	9,574	1,354
Total current liabilities	406,991	334,800

Commitment	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Capital Stock (Note 3)
Authorized: 100,000,000 common shares, $0.001 par value
Issued and outstanding shares: 5,175,000 common shares	5,175	5,175
Additional paid-in capital	109,279	109,279
Deficit accumulated during the development stage	(492,694)	(447,909)
Total Equity (Deficit)	(378,240)	(333,455)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$28,751	$1,345

The accompanying notes are an integral part of these financial statements.

F-1

Coronado Corp.
(A Development Stage Company)
Interim Statements of Operations

	For the	For the	Cumulative
	Three Months	Three Months	from Inception
	Ended	Ended	(January 9, 2006)
	March 31,	March 31,	to March 31,
	2010	2009	2010

REVENUES:	$-	$-	$-

EXPENSES:
Professional fees	11,600	3,404	85,198
Depreciation and amortization	-	846	22,170
Financing costs (Note 8)	25,000	-	25,000
General and administrative	210	2,243	27,911
Total operating expenses	36,810	6,493	160,279

Other Income (Expense)
Gain on forgiveness of debt (Note 8)	-	-	(5,000)
Interest expense related parties	8,219	-	9,574
Gain on foreign exchange	(244)	-	(244)
Loss on exploration advance	-	-	325,000
Loss on disposition of subsidiary	-	3,085	3,085

Net (Loss) before Income Taxes	(44,785)	(9,578)	(492,694)

Provision for Income Taxes (Note 4)	-	-	-

Net (Loss)	$(44,785)	$(9,578)	(492,694)

PER SHARE DATA:

Basic and diluted loss per common share	$(0.01)	$(0.00)

Weighted average number of common shares outstanding	5,175,000	5,175,000

The accompanying notes are an integral part of these financial statements.

F-2

Coronado Corp.
(A Development Stage Company)
Interim Statements of Changes in Stockholders’ Equity (Deficit)
For the Period of Inception (January 9, 2006) to March 31, 2010

				Deficit
				Accumulated
			Additional	During the
	Common Shares		Paid-in	Development
	Shares	Amount	Capital	Stage	Total
Inception - January 9, 2006	-	$-	$-	$-	$-
Common shares issued for cash at approximately $0.006 per share, February 1, 2006	75,000	454	-	-	454
Restatement for change to $0.001 par value from no par value	-	(379)	379	-	-
Loss for the period	-	-	-	(3,954)	(3,954)
Balance - March 31, 2006	75,000	$75	$379	$(3,954)	$(3,500)

Common shares issued for cash at $0.01 per share, April 25, 2006	3,000,000	3,000	27,000	-	30,000
Common shares issued for cash at $0.04 per share, November 14, 2006	2,100,000	2,100	81,900	-	84,000
Loss for the year	-	-	-	(26,396)	(26,396)
Balance - March 31, 2007	5,175,000	$5,175	$109,279	$(30,350)	$84,104

Loss for the year	-	-	-	(45,697)	(45,697)
Balance - March 31, 2008	5,175,000	$5,175	$109,279	$(76,047)	$38,407

Loss for the year	-	-	-	(29,562)	(29,562)
Balance – March 31, 2009	5,175,000	$5,175	$109,279	$(105,609)	$8,845

Loss for the period	-	-	-	(342,300)	(342,300)
Balance – December 31, 2009	5,175,000	$5,175	$109,279	$(447,909)	$(333,455)

Loss for the period	-	-	-	(44,785)	(44,785)
Balance – March 31, 2010	5,175,000	$5,175	$109,279	$(492,694)	$(378,240)

The accompanying notes are an integral part of these financial statements.

F-3

Coronado Corp.
(A Development Stage Company)
Interim Statements of Cash Flows

	For the	For the	Cumulative
	Three Months	Three Months	from Inception
	Ended	Ended	(January 9, 2006)
	March 31,	March 31,	to March 31,
	2010	2009	2010

OPERATING ACTIVITIES
Net (Loss)	$(44,785)	$(9,578)	$(492,694)

Adjustment to Reconcile Net Income to Cash Generated by Operating Activities:
Depreciation and amortization	-	846	22,170
Loss on exploration advance	-	-	325,000
Loss on disposition of subsidiary	-	3,085	3,085
Changes in Operating Assets and Liabilities:
(Increase) decrease in prepaid expenses	-	885	-
Increase (decrease) in accounts payable and accrued liabilities	18,373	-	26,819
Increase (decrease) in due to related parties	7,598	1,400	7,598
Increase (decrease) in accrued interest to related parties	8,220	-	9,574
Increase (decrease) in short-term note payable (leasehold)	-	-	-
Net cash used in operating activities	(10,594)	(3,362)	(98,448)
INVESTING ACTIVITIES
Leasehold improvements	-	-	(16,243)
Machinery and equipment	-	-	(16,935)
Goodwill	-	-	(577)
Net cash used in investing activities	-	-	(33,755)
FINANCING ACTIVITIES
Notes payable – related parties	-	-	8,500
Promissory notes – related parties	38,000	-	38,000
Common stock issued for cash	-	-	114,454
Net cash provided by financing activities	38,000	-	160,954
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	27,406	(3,362)	28,751
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,345	10,898	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$28,751	$7,536	$28,751
Supplemental Cash Flow Disclosures:
Cash paid for:
Interest expense	$-	$-	$-
Income taxes	$-	$-	$-
Non-Cash Financing and Investing Activities:
Exploration advance paid by related parties	$-	$-	$(325,000)
Notes payable – related parties cancelled on disposition of subsidiary	$-	$-	$8,500

The accompanying notes are an integral part of these financial statements.

F-4

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

The Company is a development stage company, which as of December 14, 2009 is reviewing opportunities primarily within the resource sector. Prior to December 14, 2009 the Company had intended to offer dental services in Costa Rica. To date, the Company’s activities have been limited to its formation and the raising of equity capital. The Company previously had a fiscal year end of March 31, but during the prior period changed its fiscal year end to December 31.

Going Concern and Liquidity Considerations

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of March 31, 2010, the Company has accumulated losses of $492,694 since inception, has a working capital deficiency of $378,240 and has earned no revenues since inception. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2010.

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

Basis of Consolidation

For March 31, 2009, these financial statements include the accounts of the Company and its wholly-owned subsidiary, Bosque Tranquilo S.A. All intercompany balances and transactions have been eliminated. At March 31, 2009 the Company disposed of Bosque Tranquillo S.A.

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

Coronado Corp.
(A Development Stage Company)
Notes to Interim Financial Statements

2.	Significant Accounting Policies - Continued

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had $28,571 and $1,345 in cash and cash equivalents at March 31, 2010 and December 31, 2009, respectively.

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

No significant realized exchange gains or losses were recorded from inception (January 9, 2006) to the period ended March 31, 2010.

Comprehensive Income (Loss)

ASC 220 Comprehensive Income establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. From inception (January 9, 2006) to March 31, 2010, the Company had no items of other comprehensive income. Therefore, net loss equals comprehensive loss from inception (January 9, 2006) to March 31, 2010.

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

Recent Accounting Pronouncements

The Company has reviewed all the recent accounting pronouncements through ASU 2010-19 and does not believe any of these pronouncements will have a material impact on the company.

Coronado Corp.
(A Development Stage Company)
Notes to Interim Financial Statements

3.	Capital Stock

Authorized Stock

The Company has authorized 100,000,000 common shares with $0.001 par value. Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholder of the corporation is sought. Refer to Note 9.

Share Issuances

Since inception (January 9, 2006), the Company has issued 75,000, 3,000,000, and 2,100,000 common shares at approximately $0.006, $0.01, and $0.04 per share respectively, resulting in total proceeds of $114,454. There were 5,175,000 common shares issued and outstanding at March 31, 2010 and December 31, 2009. Of these shares, 1,575,000 were issued to the spouse of a former director, 1,500,000 were issued to a former director and former officer of the Company, and 2,100,000 were issued to unaffiliated investors.

4.	Income Taxes

The company has incurred operating losses of $492,694, which, if unutilized, will begin to expire in 2026. Future tax benefits, which may arise as a result of these losses, have not been recognized in these financial statements, and have been offset by a valuation allowance.

Details of future income tax assets are as follows:

	March 31,	December 31,
Future income tax assets:	2010	2009
Net operating loss (from inception January 9, 2006)	$492,694	$447,909
Approximate Statutory tax rate (combined federal and state)	34%	34%
Non-capital tax loss	167,516	152,289
Valuation allowance	(167,516)	(152,289)
	$-	$-

The potential future tax benefits of these losses have not been recognized in these financial statements due to uncertainty of their realization. When the future utilization of some portion of the carryforwards is determined not to be “more likely than not,” a valuation allowance is provided to reduce the recorded tax benefits from such assets.

Coronado Corp.
(A Development Stage Company)
Notes to Interim Financial Statements

5.	Notes Payable – Related Parties

As at March 31, 2010, the Company is indebted to a privately held company owned and controlled by the Company’s president in the amount of $162,500 and to a company shareholder in the amount of $162,500. The amounts bear 10% annual interest and are unsecured and have no terms of repayment. As at March 31, 2010, $9,279 in accrued interest has been recorded. Refer to Note 7.

As at March 31, 2010, the Company is indebted to shareholders in the amount of $38,000. The amounts bear 10% annual interest and are unsecured and mature December 31, 2010. As at March 31, 2010, $295 in accrued interest has been recorded.

As at March 31, 2010, the Company is indebted to shareholders in the amount of $7,598. The amounts are unsecured, non-interest bearing and have no terms of repayment.

6.	Disposition of Subsidiary

At March 31, 2009, the company disposed of its 100% wholly-owned subsidiary, Bosque Tranquilo S.A., to a former officer, who is also a stockholder and was a director of the Company. Summarized financial information for the disposition is set forth below.

		March 31, 2009
Forgiveness of shareholder loans		$8,500
Loss on disposal of net assets		(11,585)
Net loss on disposition	$	(3,085)

7.	Exploration Advance

On December 16, 2009, the Company entered into a Letter Agreement with an oil and gas operator, pursuant to which the Company would participate for a 15% working interest in a 26,000 acre unit project in Alaska, which was a farm-out from BP Exploration (Alaska) Inc. Consideration for the assignment of the interest in the project would primarily consist of the Company funding certain costs in regards to a 2009-2010 winter drilling program and a 15% share of the costs to restart the local processing plant. A deposit of $325,000 pending BP Exploration’s consent to the proposed assignment to Coronado Corp. was posted to secure the Letter Agreement on behalf of the company, funded in equal amounts of $162,500 each by D. Sharpe Management Inc., a privately held company owned and controlled by our president, and by Michael Bodino, a company shareholder. BP Exploration’s consent to the assignment was granted on January 12, 2010. Due to the severe timing restrictions involved, the Company was unable to secure funding as required to participate in the project, and the Letter Agreement and obligations pursuant to the agreement expired on January 15, 2010, thus terminating the agreement with the oil and gas operator. The Company continues to pursue this opportunity with the operator in attempts to secure some manner of participation in their Alaska project. With the expiry of the Letter Agreement and doubt of further negotiations ending favorably, the Company expensed the $325,000 deposit and recorded it within the period ending December 31, 2009.

Coronado Corp.
(A Development Stage Company)
Notes to Interim Financial Statements

8.	Agreement

On March 1, 2010 the Company engaged FIG Partners LLC of Atlanta Georgia (FIG) to provide advisory services and act on a best efforts basis as the Company’s exclusive placement agent in connection with a debt/equity financing relating to the Alaska oil and gas project described in Note 7. A non-refundable retainer of $12,500 was advanced on behalf of the company by D. Sharpe Management Inc., a privately held company owned and controlled by our president. The engagement agreement provided for a further $12,500 to be advanced on March 15, 2010 but has not yet been paid and has been recorded as an accounts payable at March 31, 2010. The Company has agreed to pay FIG a fee equal to 6% of the principal value of securities sold by the Company, plus five year term warrants to purchase common stock in the Company equal to 6% of the principal value of the equity offering, or, in the event of non-equity securities being issued by the Company, five year term warrants with a strike price equal to the 30-day Volume Weighted Average Price on the day of closing the offering, or $0.50, whichever is greater. As of the date of these interim financial statements, no warrants have been issued as no successful financing has been obtained. Retainer amounts advanced to FIG will be applied against the placement fee due upon completion of any capital raised for the Company by FIG.

9.	Subsequent Event

On April 28, 2010 the Company’s Board of Directors unanimously approved an amendment to the Company’s authorized share capital to authorize the issuance of up to 200,000,000 shares of preferred stock, with a par value of $0.001 per share. However, this change to authorized capital is not yet effective until filed with the Nevada Secretary of State and is still a proposed change at the date of these financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This quarterly report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors”, that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to the common shares in our capital stock.

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

Our company has sustained losses since inception, January 9, 2006, to March 31, 2010, of $492,694 and relies solely upon the sale of securities and loans from corporate officers and directors for funding.

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

On March 1, 2010 we engaged FIG Partners LLC of Atlanta Georgia (FIG) to provide advisory services and act on a best efforts basis as the Company’s exclusive placement agent in connection with a debt/equity financing relating to the Alaska oil and gas project described above. A non-refundable retainer of $12,500 was advanced on behalf of the company by D. Sharpe Management Inc., a privately held company owned and controlled by our president. The engagement agreement provided for a further $12,500 to be advanced on March 15, 2010 but this has not yet been paid. The Company has agreed to pay FIG a fee equal to 6% of the principal value of securities sold by the Company, plus five year term warrants to purchase common stock in the Company equal to 6% of the principal value of the equity offering, or, in the event of non-equity securities being issued by the Company, five year term warrants with a strike price equal to the 30-day Volume Weighted Average Price on the day of closing the offering, or $0.50, whichever is greater. As of the date of this report, no warrants have been issued as no successful financing has been obtained. Retainer amounts advanced to FIG will be applied against the placement fee due upon completion of any capital raised for the Company by FIG. If we are unsuccessful with this Alaska project we intend to research other potential resource opportunities elsewhere.

In order to proceed with our plans and to fund overhead and administration expenses, effective March 1, 2010, shareholders of the Company advanced approximately $38,000 in loans bearing 10% annual interest, which have been secured by promissory notes.

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

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve months ending March 31, 2011.

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

Going Concern

As of March 31, 2010, the Company has accumulated losses of $492,694 since inception, has a working capital deficiency of $378,240 and has earned no revenues since inception. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the next twelve months ending March 31, 2011. The ability of the Company to emerge from the development stage is dependent upon, among other things, obtaining additional financing to continue operations, and development of its business plan. In response to these problems, management intends to raise additional funds through public or private placement offerings. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations – Three Months Ended March 31, 2010 and Three Months Ended March 31, 2009

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended March 31, 2010, which are included herein.

Our operating results for the three months ended March 31, 2010, for the three months ended March 31, 2009 and the changes between those periods for the respective items are summarized as follows:

		Three Months Ended March 31, 2010		Three Months Ended March 31, 2009		Change Between Three Month Period Ended March 31, 2010 and March 31, 2009
Revenue	$	Nil	$	Nil	$	Nil
Depreciation and amortization		Nil		846		(846)
Financing Costs		25,000		Nil		25,000
General and administrative		210		2,243		(2,143)
Interest Expense		8,219		Nil		8,219
Professional fees		11,600		3,404		8,196
Loss on exploration advance		Nil		Nil		Nil
Loss on disposition of subsidiary		Nil		3,085		(3,085)
Net (Loss)		$(44,785)		(9,578)		(35,207)

Our accumulated losses increased to $492,694 as of March 31, 2010. Our financial statements report a net loss of $44,785 for the three month period ended March 31, 2010 compared to a net loss of $9,578 for the three month period ended March 31, 2009. Our losses have increased primarily as a result of an increase in professional fees of $8,196 for the three month period ending March 31, 2010 as compared to $3,404 for the three month period ending March 31, 2009 and an increase in financing costs of $25,000 for the three month period ended March 31, 2010, offset by a reduction in depreciation and amortization expenses and general and administrative costs for the same periods.

Our total liabilities as of March 31, 2010 were $406,991 as compared to total liabilities of $334,800 as of March 31, 2009. The increase was due to increases in accounts payable and accrued liabilities and amounts due to related parties, including accrued interest to related parties.

Liquidity and Financial Condition

Working Capital

	At	At
	March 31,	March 31,
	2010	2009
Current assets	$28,751	1,345
Current liabilities	(406,991)	(334,800)
Working capital (deficit)	$(378,240)	(333,455)

Cash Flows

	At	At
	March	March 31,
	31, 2010	2009
Cash flows provided by (used in) operating activities	$(10,594)	(3,362)
Cash flows provided by (used in) investing activities	Nil	Nil
Cash flows provided by (used in) financing activities	38,000	Nil
Effect of exchange rate changes on cash	Nil	Nil
Net increase (decrease) in cash during period	$27,406	(3,362)

Operating Activities

Net cash used by operating activities was $10,594 in the three months ended March 31, 2010 compared with net cash used in operating activities of $3,362 in the three months ended March 31, 2009. The increase in use of cash of $7,232 in operating activities is mainly attributable to the increase in professional fees and financing costs during the three month period ended March 31, 2010, offset by a decrease in depreciation and amortization expenses and general and administrative costs.

Investing Activities

Net cash used in investing activities was $Nil in the three months ended March 31, 2010 compared to net cash used in investing activities of $Nil in the three months ended March 31, 2009.

Financing Activities

Net cash provided by financing activities was $38,000 in the three months ended March 31, 2010 compared to $Nil provided by financing activities in the three months ended March 31, 2009, due to receipt of shareholder loans during the three month period ended March 31, 2010.

Item 4. Controls and Procedures.

Management’s Report on Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our president and chief executive officer (who is acting as our principal executive officer) and our chief financial officer (who is acting as our principal financial officer and principle accounting officer) to allow for timely decisions regarding required disclosure.

As of March 31, 2010, the end of the quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president and chief executive officer (who is acting as our principal executive officer) and our chief financial officer (who is acting as our principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and chief executive officer (who is acting as our principal executive officer) and our chief financial officer (who is acting as our principal financial officer and principle accounting officer) believe that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance’s with US generally accepted accounting principles.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during our quarter ended March 31, 2010 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

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

Item 1A. Risk Factors

Our business operations are subject to a number of risks and uncertainties, including, but not limited to those set forth below:

We are a start-up company with a lack of operating history and profitability. Our company has incurred losses since inception, and we expect those losses to continue in the future. As a result, we may have to suspend or cease operations.

We were incorporated on January 9, 2006, and we have not started any business operations nor realized any revenues. We have no operating history upon which an evaluation of our future success or failure can be made. As a result, it is possible that we may not generate any revenues in the future. Since inception, to March 31, 2010, our company has incurred a net loss of $492,694.

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

Because our company. is a small company and does not have much capital, if we are unable to raise additional funds to meet our needs we may have to scale back our operations, which could result in a loss of your investment.

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

Because Mr. Sharpe, Mr. Kellison, and Mr. Bonnell have other outside business activities, they can only dedicate a limited amount of their time to our company’s operations. This could result in periodic interruptions or suspensions of the business plan.

Because our company officers, Mr. Sharpe, Mr. Kellison, and Mr. Bonnell have other outside business interests, they will only be able to devote a limited amount of their time to our operations. Our company’s operations may occur at times which are inconvenient to Mr. Sharpe, Mr. Kellison and Mr. Bonnell, which could result in the development of our plan being periodically interrupted or suspended.

If our officers and directors resign or die without having found replacements, our operations may be suspended or cease altogether. Should that occur, it could result in a loss of your investment.

We have three officers and four directors and we are entirely dependent upon them in order to conduct our operations. If they should resign or die, there may be no one to run Coronado Corp. The company has no Key Man insurance. If such an event were to take place and we were unable to find other persons to run our company, our operations could be suspended or cease entirely, and this could result in the loss of your investment.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. [Removed and Reserved]

None.

Item 5. Other Information

None.

Item 6. Exhibits

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

CORONADO CORP.
(Registrant)

Dated: May 17, 2010	/s/ Donald Sharpe
Donald Sharpe
President
(Principal Executive Officer)

Dated: May 17, 2010	/s/ Drew Bonnell
Drew Bonnell
Secretary, Treasurer and CFO
(Principal Financial Officer and Principal
Accounting Officer)