Form 10-Q
period 2010-06-30
Coronado Corp.
filed 2010-08-16
CIK 1365022

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________to ______________

Commission File Number 000-53998

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
5,175,000 common shares issued and outstanding as of August 13, 2010

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements.

Our unaudited interim consolidated financial statements for the six month period ended June 30, 2010 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

CORONADO CORP.

(A Development Stage Company)

INTERIM FINANCIAL STATEMENTS

 JUNE 30, 2010

(Unaudited)

CORONADO CORP.
(A Development Stage Company)
INDEX TO INTERIM FINANCIAL STATEMENTS
JUNE 30, 2010

Page(s)

Interim Balance Sheets at June 30, 2010 and December 31, 2009 (Unaudited)	F-1

Interim Statements of Operations for the three and six months ended June 30, 2010 and 2009, and from January 9, 2006 (Inception) to June 30, 2010 (Unaudited)	F-2

Interim Statements of Stockholders' Equity (Deficit) for the period of January 9, 2006 (Inception) to June 30, 2010 (Unaudited)	F-3

Interim Statements of Cash Flows for the six months ended June 30, 2010 and 2009, and from January 9, 2006 (Inception) to June 30, 2010 (Unaudited)	F-4

Notes to Interim Unaudited Financial Statements	F-5

Coronado Corp
(A Development Stage Company)
Interim Balance Sheets
(Unaudited)

ASSETS
	As of	As of
	June 30,	December 31,
	2010	2009

CURRENT ASSETS
Cash and cash equivalents	$11,207	$1,345
TOTAL ASSETS	$11,207	$1,345

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$26,616	$8,446
Due to related parties (Note 5)	365,000	325,000
Due to related parties, non interest bearing (Note 5)	1,500	-
Accrued interest to related parties	18,663	1,354
Total current liabilities	411,779	334,800

Commitment	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Capital Stock (Note 3)
Authorized: 200,000,000 preferred shares, $0.001 par value 100,000,000 common shares, $0.001 par value
Issued and outstanding shares: 5,175,000 common shares	5,175	5,175
Additional paid-in capital	109,279	109,279
Deficit accumulated during the development stage	(515,026)	(447,909)
Total Equity (Deficit)	(400,572)	(333,455)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$11,207	$1,345

The accompanying notes are an integral part of these financial statements.

Coronado Corp.
(A Development Stage Company)
Interim Statements of Operations
(Unaudited)

								Cumulative
	For the	For the	For the			For the		from Inception
	Three	Three	Six			Six		(January 9,
	Months	Months	Months			Months		2006)
	Ended	Ended	Ended			Ended		to
	June 30,	June 30,	June 30,			June 30,		June 30,
	2010	2009	2010			2009		2010

REVENUES:	$-	$-	$-		$	- $		-

EXPENSES:
Professional fees	10,729	2,029	22,329			5,433		95,927
Depreciation and amortization	-	-	-			846		22,170
Financing costs (Note 8)	-	-	25,000			-		25,000
General and administrative	2,555	86	2,765			2,329		30,467
Total operating expenses	13,284	2,115	50,094			8,608		173,564

Other Income (Expense)
Gain on forgiveness of debt	-	-	-			-		5,000
Interest expense related parties	(9,090)	-	(17,309)			-		(18,663)
Gain on foreign exchange	42	-	286			-		286
Loss on exploration advance	-	-	-			-		(325,000)
Loss on disposition of subsidiary	-	-	-			3,085		(3,085)

Net (Loss) before Income Taxes	(22,332)	(2,115)	(67,117)			(11,693)		(515,026)

Provision for Income Taxes (Note 4)	-	-	-			-		-

Net (Loss)	$(22,332)	$(2,115)	$(67,117)			$(11,693	) $	(515,026)

PER SHARE DATA:

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.01	) $		(0.00)

Weighted average number of common shares outstanding	5,175,000	5,175,000	5,175,000			5,175,000

The accompanying notes are an integral part of these financial statements.

Coronado Corp.
(A Development Stage Company)
Interim Statements of Stockholders’ Equity (Deficit)
For the Period of Inception (January 9, 2006) to June 30, 2010
(Unaudited)

				Deficit
				Accumulated
			Additional	During the
	Common Shares		Paid-in	Development
	Shares	Amount	Capital	Stage	Total
Inception - January 9, 2006	-	$-	$-	$-	$-
Common shares issued for cash at approximately $0.006 per share, February 1, 2006	75,000	454	-	-	454
Restatement for change to $0.001 par value from no par value	-	(379)	379	-	-
Loss for the period	-	-	-	(3,954)	(3,954)
Balance - March 31, 2006	75,000	$75	$379	$(3,954)	$(3,500)

Common shares issued for cash at $0.01 per share, April 25, 2006	3,000,000	3,000	27,000	-	30,000
Common shares issued for cash at $0.04 per share, November 14, 2006	2,100,000	2,100	81,900	-	84,000
Loss for the year	-	-	-	(26,396)	(26,396)
Balance - March 31, 2007	5,175,000	$5,175	$109,279	$(30,350)	$84,104

Loss for the year	-	-	-	(45,697)	(45,697)
Balance - March 31, 2008	5,175,000	$5,175	$109,279	$(76,047)	$38,407

Loss for the year	-	-	-	(29,562)	(29,562)
Balance – March 31, 2009	5,175,000	$5,175	$109,279	$(105,609)	$8,845

Loss for the period	-	-	-	(342,300)	(342,300)
Balance – December 31, 2009	5,175,000	$5,175	$109,279	$(447,909)	$(333,455)

Loss for the period	-	-	-	(67,117)	(67,117)
Balance – June 30, 2010	5,175,000	$5,175	$109,279	$(515,026)	$(400,572)

The accompanying notes are an integral part of these financial statements.

Coronado Corp.
(A Development Stage Company)
Interim Statements of Cash Flows
(Unaudited)

	Six	Six	Cumulative
	months	months	from Inception
	Ended	Ended	(January 9, 2006) to
	June 30,	June 30,	June 30,
	2010	2009	2010

OPERATING ACTIVITIES
Net (Loss)	$(67,117)	$(11,693)	$(515,026)
Adjustment to Reconcile Net Income to Cash Generated
by Operating Activities:
Depreciation and amortization	-	846	22,170
Loss on exploration advance	-	-	325,000
Loss on disposition of subsidiary	-	3,085	3,085
Changes in Operating Assets and Liabilities:
(Increase) decrease in prepaid expenses	-	2,194	-
Increase (decrease) in accounts payable and accrued liabilities	18,170	720	26,616
Increase (decrease) in due to related parties	1,500	1,400	1,500
Increase (decrease) in accrued interest to related parties	17,309	-	18,663
Increase (decrease) in short-term note payable (leasehold)	-	-	-
Net cash used in operating activities	(30,138)	(3,448)	(117,992)
INVESTING ACTIVITIES
Leasehold improvements	-	-	(16,243)
Machinery and equipment	-	-	(16,935)
Goodwill	-	-	(577)
Net cash used in investing activities	-	-	(33,755)
FINANCING ACTIVITIES
Notes payable – related parties	-	-	8,500
Promissory notes – related parties	40,000	-	40,000
Common stock issued for cash	-	-	114,454
Net cash provided by financing activities	40,000	-	162,954
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	9,862	(3,448)	11,207
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,345	10,898	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$11,207	$7,450	$11,207
Supplemental Cash Flow Disclosures:
Cash paid for:
Interest expense	$-	$-	$-
Income taxes	$-	$-	$-
Non-Cash Financing and Investing Activities:
Exploration advance paid by related parties	$-	$-	$(325,000)
Notes payable – related parties cancelled on disposition of subsidiary	$-	$-	$8,500

The accompanying notes are an integral part of these financial statements.

Coronado Corp.
(A Development Stage Company)
Notes to Interim Unaudited Financial Statements

1.	Organization and Going Concern

Coronado Corp. (the “Company”) is a Nevada corporation incorporated on January 9, 2006. Effective December 14, 2009 the Company relocated offices to Denver, Colorado. Throughout the Company’s history and prior to this relocation, the Company was based in San Jose, Costa Rica. The Company purchased a wholly-owned subsidiary, “Bosque Tranquilo S.A.” in San Jose, Costa Rica on October 12, 2006. On March 31, 2009, the Company disposed of Bosque Tranquilo S.A.

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

Going Concern and Liquidity Considerations

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of June 30, 2010, the Company has accumulated losses of $515,026 since inception, has a working capital deficiency of $400,572 and has earned no revenues since inception. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2010.

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

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Coronado Corp.
(A Development Stage Company)
Notes to Interim Unaudited Financial Statements

2.	Significant Accounting Policies - Continued

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had $11,207 and $1,345 in cash and cash equivalents at June 30, 2010 and December 31, 2009, respectively.

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

No significant realized exchange gains or losses were recorded from inception (January 9, 2006) to the period ended June 30, 2010.

Coronado Corp.
(A Development Stage Company)
Notes to Interim Unaudited Financial Statements

2.	Significant Accounting Policies – Continued

Comprehensive Income (Loss)

ASC 220 Comprehensive Income establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. From inception (January 9, 2006) to June 30, 2010, the Company had no items of other comprehensive income. Therefore, net loss equals comprehensive loss from inception (January 9, 2006) to June 30, 2010.

Revenue Recognition

The Company recognizes revenue from the sale of products and services in accordance with ASC 605, Revenue Recognition. Revenue will be recognized only when all of the following criteria have been met:

(i)	Persuasive evidence for an agreement exists;
(ii)	Delivery has occurred;
(iii)	The fee is fixed or determinable; and
(iv)	Revenue is reasonably assured.

Recent Accounting Pronouncements

The Company has evaluated all the recent accounting pronouncements through the filing date and believes that none of them will have a material effect on the Company.

Coronado Corp.
(A Development Stage Company)
Notes to Interim Unaudited Financial Statements

3.	Capital Stock

Authorized Stock

On April 28, 2010 the Company’s Board of Directors unanimously approved an amendment to the Company’s authorized share capital to authorize the issuance of up to 200,000,000 shares of preferred stock, with a par value of $0.001 per share. The amendment was filed with the Nevada Secretary of State on June 25, 2010.

The Company has authorized 100,000,000 common shares with $0.001 par value. Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholder of the corporation is sought.

Share Issuances

Since inception (January 9, 2006), the Company has issued 75,000, 3,000,000, and 2,100,000 common shares at approximately $0.006, $0.01, and $0.04 per share respectively, resulting in total proceeds of $114,454. There were 5,175,000 common shares issued and outstanding at June 30, 2010 and December 31, 2009. Of these shares, 1,575,000 were issued to the spouse of a former director, 1,500,000 were issued to a former director and former officer of the Company, and 2,100,000 were issued to unaffiliated investors.

4.	Income Taxes

The Company has incurred operating losses of $515,026, which, if unutilized, will begin to expire in 2026. Future tax benefits, which may arise as a result of these losses, have not been recognized in these financial statements, and have been offset by a valuation allowance.

Details of future income tax assets are as follows:

	June 30,	December 31,
Future income tax assets:	2010	2009
Net operating loss (from inception January 9, 2006)	$515,026	$447,909
Approximate Statutory tax rate (combined federal and state)	34%	34%
Non-capital tax loss	175,109	152,289
Valuation allowance	(175,109)	(152,289)
	$-	$-

The potential future tax benefits of these losses have not been recognized in these financial statements due to uncertainty of their realization. When the future utilization of some portion of the carryforwards is determined not to be “more likely than not,” a valuation allowance is provided to reduce the recorded tax benefits from such assets.

Coronado Corp.
(A Development Stage Company)
Notes to Interim Unaudited Financial Statements

5.	Notes Payable – Related Parties

As at June 30, 2010, the Company is indebted to a privately held company owned and controlled by the Company’s president in the amount of $162,500 and to another company shareholder in the amount of $162,500. The amounts bear 10% annual interest and are unsecured and have no terms of repayment. As at June 30, 2010, $17,381 in accrued interest has been recorded. Refer to Note 7.

As at June 30, 2010, the Company is indebted to shareholders in the amount of $40,000. The amounts bear 10% annual interest and are unsecured and mature December 31, 2010. As at June 30, 2010, $1,282 in accrued interest has been recorded.

As at June 30, 2010, the Company is indebted to various shareholders in the amount of $1,500, net of repayments during the period. The amounts are unsecured, non-interest bearing and have no terms of repayment.

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
Notes to Interim Unaudited Financial Statements

8.	Agreement

On March 1, 2010 the Company engaged FIG Partners LLC of Atlanta Georgia (FIG) to provide advisory services and act on a best efforts basis as the Company’s exclusive placement agent in connection with a debt/equity financing relating to the Alaska oil and gas project described in Note 7. A non-refundable retainer of $12,500 was advanced on behalf of the company by D. Sharpe Management Inc., a privately held company owned and controlled by our president. The engagement agreement provided for a further $12,500 to be advanced on March 15, 2010 but has not yet been paid and has been recorded as an accounts payable at June 30, 2010. The Company has agreed to pay FIG a fee equal to 6% of the principal value of securities sold by the Company, plus five year term warrants to purchase common stock in the Company equal to 6% of the principal value of the equity offering, or, in the event of non-equity securities being issued by the Company, five year term warrants with a strike price equal to the 30-day Volume Weighted Average Price on the day of closing the offering, or $0.50, whichever is greater. As of the date of these interim financial statements, no warrants have been issued as no successful financing has been obtained. Retainer amounts advanced to FIG will be applied against the placement fee due upon completion of any capital raised for the Company by FIG.

9.	Subsequent Events

Management has evaluated the Company’s subsequent events through to August 13, 2010 and believes there are no material subsequent events to report.

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

General Overview

We were incorporated in the State of Nevada on January 9, 2006. Effective December 14, 2009 we relocated our principal place of business and corporate offices to 518 17th Street, Suite 1000, Denver Colorado, our telephone number is 303 623 1440. Management was of the view that a change in business direction would be in the best interests of our shareholders; particularly given the inability to capitalize and expand on our past business plan. Management has chosen to research opportunities in different industry sectors with a focus on the resource sector. The anticipation is this research will lead to an acquisition in some form or manner. Our fiscal year end is December 31st. On June 25, 2010, we increased our authorized capital to include 200,000,000 shares of preferred stock having $0.001 par value. Our directors and a majority of our shareholders approved the creation of preferred stock on April 28, 2010. Our authorized capital consists of 100,000,000 shares of common stock, $0.001 par value and 200,000,000 shares of preferred stock, $0.001 par value.

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

Since inception to mid December 2009 our company actively pursued its dental and health related business. These activities were more fully described in past quarterly reports on Form 10-Q and annual reports on Form 10-K filed with the Securities and Exchange Commission. A change occurred on March 31, 2009, when our company transferred ownership of its wholly-owned subsidiary, Bosque Tranquilo S.A., to Alejandro Quesada, a former officer and director of our company, including all assets, title, interest and liabilities of the subsidiary. In consideration of this transfer, Mr. Quesada agreed to waive any claim to money owed to him by our company as of March 31, 2009. Effective March 30, 2009, Mr. Quesada resigned his officer positions with our company and appointed Floricel Letion to the positions of Chief Executive Officer, Chief Financial Officer, Secretary, and Treasurer. These transactions were more fully described in company Current Reports on Form 8-K filed with the Securities and Exchange Commission on April 3 and 6, 2009.

From April 1, 2009 through to December 2009 we redirected our business focus towards launching and operating a website to promote dental services and vacation packages in Costa Rica. Specifically, our company was to introduce the public to the services of various third-party dentists and dental clinics in Costa Rica for a fee from both the consumer and the dentist. The plan was for our company to also arrange for hotel accommodations and tour packages for those individuals. Management at the time was to utilize the services of the dentists and dental clinics with whom Coronado Corp. had been introduced to. Management registered the internet domain name www.dental-vacation.com, which was to be used for promoting these services. Due to the inability to generate revenues and continue with operations, management elected to alter our company’s business direction in mid December 2009.

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

Due to the severe timing restrictions involved, we were unable to secure funding as required to participate in the project and the Letter Agreement and obligations pursuant to the agreement expired on January 15, 2010, thus terminating the agreement with the oil and gas operator. Our company continues to pursue this opportunity with the operator in attempts to secure some manner of participation in their Alaska project. With the expiry of the Letter Agreement and some doubt of further negotiations ending favorably, our company has expensed the $325,000 deposit and recorded it within the period ending December 31, 2009. If unsuccessful, we will research other potential resource opportunities elsewhere.

Our company has sustained losses since inception, January 9, 2006, to June 30, 2010, of $515,026 and relies solely upon the sale of securities and loans from corporate officers and directors for funding.

Our Current Business

Since our change of management in December 2009, we are engaged in the business of exploration and development of oil and gas properties. Over the next twelve months we intend to secure a project of merit within the resource sector and commence with further development of the project.

Cash Requirements

With a recent management change in December 2009, our plan over the next 12 months is to research projects of merit principally within the resource sector. We anticipate that this research will ultimately lead to an acquisition in some form or manner. In order to carry out our plans we will require the matching funding to cover acquisition costs, working capital, and any other related or ongoing expenditures until sufficient revenue is generated to sustain operations.

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

Due to the severe timing restrictions involved, we were unable to secure funding as required to participate in the project, and the Letter Agreement and obligations pursuant to the agreement expired on January 15, 2010, thus terminating the agreement with the oil and gas operator. Our company continues to pursue this opportunity with the operator in attempts to secure some manner of participation in their Alaska project. With the expiry of the Letter Agreement and some doubt of further negotiations ending favorably, our company has expensed the $325,000 deposit and recorded it within the period ending December 31, 2009.

On March 1, 2010 we engaged FIG Partners LLC of Atlanta Georgia (FIG) to provide advisory services and act on a best efforts basis as our company’s exclusive placement agent in connection with a debt/equity financing relating to the Alaska oil and gas project described above. A non-refundable retainer of $12,500 was advanced on behalf of the company by D. Sharpe Management Inc., a privately held company owned and controlled by our president. The engagement agreement provided for a further $12,500 to be advanced on March 15, 2010 but this has not yet been paid. Our company has agreed to pay FIG a fee equal to 6% of the principal value of securities sold by our company, plus five year term warrants to purchase common stock in our company equal to 6% of the principal value of the equity offering, or, in the event of non-equity securities being issued by our company, five year term warrants with a strike price equal to the 30-day Volume Weighted Average Price on the day of closing the offering, or $0.50, whichever is greater. As of the date of this report, no warrants have been issued as no successful financing has been obtained. Retainer amounts advanced to FIG will be applied against the placement fee due upon completion of any capital raised for our company by FIG. If we are unsuccessful with this Alaska project we intend to research other potential resource opportunities elsewhere.

In order to proceed with our plans and to fund overhead and administration expenses, effective March 2010, shareholders of our company have advanced approximately $40,000 in loans bearing 10% annual interest, which have been secured by promissory notes.

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

While our officers and directors have generally indicated a willingness to provide services and financial contributions if necessary, there are presently no agreements, arrangements, commitments, or specific understandings, either verbally or in writing, between the officers and directors and our company.

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

We have never declared bankruptcy, been in receivership, or been involved in any kind of legal proceeding.

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

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve months ending June 30, 2011.

Research and Development

We have incurred $Nil in research and development expenditures over the last two fiscal years.

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

Going Concern

As of June 30, 2010, our company has accumulated losses of $515,026 since inception, has a working capital deficiency of $400,572 and has earned no revenues since inception. Our company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the next twelve months ending June 30, 2011. The ability of our company to emerge from the development stage is dependent upon, among other things, obtaining additional financing to continue operations, and development of its business plan. In response to these problems, management intends to raise additional funds through public or private placement offerings. These factors, among others, raise substantial doubt about our company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations – Three Months Ended June 30, 2010 and Three Months Ended June 30, 2009

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended June 30, 2010, which are included herein.

Our operating results for the three months ended June 30, 2010, for the three months ended June 30, 2009 and the changes between those periods for the respective items are summarized as follows:

		Three Months Ended June 30, 2010		Three Months Ended June 30, 2009		Change Between Three Month Period Ended June 30 2010 and June 30, 2009
Revenue	$	Nil	$	Nil	$	Nil
Depreciation and amortization		Nil		Nil		Nil
Financing Costs		Nil		Nil		Nil
General and administrative		2,555		86		2,469
Interest Expense		9,090		Nil		9,090
Professional fees		10,729		2,029		8,700
Loss on exploration advance		Nil		Nil		Nil
Loss on disposition of subsidiary		Nil		Nil		Nil
Net (Loss)		$(22,332)		(2,115)		(20,217)

Our accumulated losses increased to $515,026 as of June 30, 2010. Our financial statements report a net loss of $22,332 for the three month period ended June 30, 2010 compared to a net loss of $2,115 for the three month period ended June 30, 2009. Our losses have increased primarily as a result of an increase in professional fees of $10,729 for the three month period ending June 30, 2010 as compared to $2,029 for the three month period ending June 30, 2009, an increase in interest expense costs of $9,090 for the three month period ended June 30, 2010 as compared to $Nil for the three month period ending June 30, 2009, and an increase in general and administrative costs of $2,555 for the three month period ended June 30, 2010 as compared to $86 for the three month period ending June 30, 2009.

Results of Operations – Six Months Ended June 30, 2010 and Six Months Ended June 30, 2009

The following summary of our results of operations should be read in conjunction with our financial statements for the six months ended June 30, 2010, which are included herein.

Our operating results for the six months ended June 30, 2010, for the six months ended June 30, 2009 and the changes between those periods for the respective items are summarized as follows:

		Six Months Ended June 30, 2010		Six Months Ended June 30, 2009		Change Between Six Month Period Ended June 30 2010 and June 30, 2009
Revenue	$	Nil	$	Nil	$	Nil
Depreciation and amortization		Nil		846		(846)
Financing Costs		25,000		Nil		25,000
General and administrative		2,765		2,329		436
Interest Expense		17,309		Nil		17,309
Professional fees		22,329		5,433		16,896
Loss on exploration advance		Nil		Nil		Nil
Loss on disposition of subsidiary		Nil		3,085		(3,085)
Net (Loss)		$(67,117)		(11,693)		(55,424)

Our accumulated losses increased to $515,026 as of June 30, 2010. Our financial statements report a net loss of $67,117 for the six month period ended June 30, 2010 compared to a net loss of $11,693 for the six month period ended June 30, 2009. Our losses have increased primarily as a result of an increase in professional fees of $22,329 for the six month period ending June 30, 2010 as compared to $5,433 for the six month period ending June 30, 2009, an increase in financing costs of $25,000 for the six months ended June 30, 2010 as compared to $Nil for the six month period ended June 30, 2009, and an increase in interest expense of $17,309 for the six month period ended June 30, 2010 as compared to $Nil for the six month period ending June 30, 2009.

Our total liabilities as of June 30, 2010 were $411,779 as compared to total liabilities of $334,800 as of December 31, 2009. The increase was due to increases in accounts payable and accrued liabilities and amounts due to related parties, including accrued interest to related parties.

Liquidity and Financial Condition

Working Capital

	At	At
	June 30,	December 31,
	2010	2009
Current assets	$11,207	1,345
Current liabilities	(411,779)	(334,800)
Working capital (deficit)	$(400,572)	(333,455)

Cash Flows

	At	At
	June 30,	June 30,
	2010	2009
Cash flows provided by (used in) operating activities	$(30,138)	(3,448)
Cash flows provided by (used in) investing activities	Nil	Nil
Cash flows provided by (used in) financing activities	40,000	Nil
Effect of exchange rate changes on cash	Nil	Nil
Net increase (decrease) in cash during period	$9,862	(3,448)

Operating Activities

Net cash used by operating activities was $30,138 in the six months ended June 30, 2010 compared with net cash used in operating activities of $3,448 in the six months ended June 30, 2009. The increase in use of cash of $26,690 in operating activities is mainly attributable to the increase in professional fees and financing costs during the six month period ended June 30, 2010.

Investing Activities

Net cash used in investing activities was $Nil in the six months ended June 30, 2010 compared to net cash used in investing activities of $Nil in the six months ended June 30, 2009.

Financing Activities

Net cash provided by financing activities was $40,000 in the six months ended June 30, 2010 compared to $Nil provided by financing activities in the six months ended June 30, 2009, due to receipt of shareholder loans during the six month period ended June 30, 2010.

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

As of June 30, 2010, the end of the quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president and chief executive officer (who is acting as our principal executive officer) and our chief financial officer (who is acting as our principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and chief executive officer (who is acting as our principal executive officer) and our chief financial officer (who is acting as our principal financial officer and principle accounting officer) believe that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance’s with US generally accepted accounting principles.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during our quarter ended June 30, 2010 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

We were incorporated on January 9, 2006, and we have not started any business operations nor realized any revenues. We have no operating history upon which an evaluation of our future success or failure can be made. As a result, it is possible that we may not generate any revenues in the future. Since inception, to June 30, 2010, our company has incurred a net loss of $515,026.

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

Our common shares are quoted on the OTC Bulletin Board. To maintain eligibility for quotation on the OTCBB, issuers must remain current in their filings with the SEC. Market Makers are not permitted to quote a security whose issuer does not meet this filing requirement. Securities already quoted on the OTCBB that become delinquent in their required filings will be removed following a 30 or 60 day grace period if they do not make their required filing during that time. In order for us to remain in compliance we will require future revenues to cover the cost of these filings, which could comprise a substantial portion of our available cash resources. If we are unable to generate sufficient revenues to remain in compliance it may be difficult for you to resell any shares you may purchase, if at all.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. [Removed and Reserved]

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit
Number	Description

(3)	(i) Articles of Incorporation; and (ii) Bylaws

3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2, filed on June 15, 2006 ).

3.2	Bylaws (incorporated by reference from our Registration Statement on Form SB-2, filed on June 15, 2006 ).

3.3	Certificate of Amendment filed June 25, 2010. (incorporated by reference from our Current Report on Form 8-K filed on June 28, 2010 )

(10)	Material Contracts

10.1	Letter of Intent with Savant Alaska, LLC, dated December 16, 2009. (incorporated by reference from our Current Report on Form 8-K filed on December 22, 2009 )

(14)	Code of Ethics

14.1	Code of Business Conduct and Ethics (incorporated by reference from our Annual Report on Form 10- KSB filed on June 26, 2007 ).

(31)	Rule 13a-14 (a)/15d-14(a) Certifications

31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Donald Sharpe

31.2*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Drew Bonnell

(32)	Section 1350 Certifications

32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of Donald Sharpe

32.2*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of Drew Bonnell

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORONADO CORP.
(Registrant)

Dated: August 16, 2010	/s/ Donald Sharpe
Donald Sharpe
President
(Principal Executive Officer)

Dated: August 16, 2010	/s/ Drew Bonnell
Drew Bonnell
Secretary, Treasurer and CFO
(Principal Financial Officer and Principal
Accounting Officer)