Form 10-Q
period 2010-09-30
Coronado Corp.
filed 2010-11-15
CIK 1365022

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010

or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________ to ________________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act [ ] YES [X] NO

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 5,000,000 common shares issued and outstanding as of November15, 2010

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements.

Our unaudited interim consolidated financial statements for the nine month period ended September 30, 2010 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

CORONADO CORP.

(A Development Stage Company)

INTERIM FINANCIAL STATEMENTS

SEPTEMBER 30, 2010

(Unaudited)

CORONADO CORP.
(A Development Stage Company)

INDEX TO INTERIM FINANCIAL STATEMENTS

SEPTEMBER 30, 2010

Page(s)
Balance Sheets at September 30, 2010 (Unaudited) and December 31, 2009	F-1
Interim Statements of Operations for the three and nine months ended September 30, 2010 and 2009, and from January 9, 2006 (Inception) to September 30, 2010 (Unaudited)	F-2
Interim Statements of Stockholders' Equity (Deficit) for the period of January 9, 2006 (Inception) to September 30, 2010 (Unaudited)	F-3
Interim Statements of Cash Flows for the nine months ended September 30, 2010 and 2009, and from January 9, 2006 (Inception) to September 30, 2010 (Unaudited)	F-4
Notes to Interim Financial Statements	F-5

Coronado Corp
(A Development Stage Company)
Balance Sheets
(Unaudited)

ASSETS
	As of	As of
	September 30,	December 31,
	2010	2009

CURRENT ASSETS
Cash and cash equivalents	$2,518	$1,345
TOTAL ASSETS	$2,518	$1,345

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$31,651	$8,446
Due to related parties	416,500	325,000
Accrued interest to related parties	28,054	1,354
Total current liabilities	476,205	334,800

Commitment	-	-

STOCKHOLDERS' DEFICIT
Capital Stock
Authorized: 200,000,000 preferred shares, $0.001 par value 100,000,000 common shares, $0.001 par value
Issued and outstanding shares: 5,000,000 common shares (2009 - 5,175,000 common shares)	5,000	5,175
Additional paid-in capital	109,454	109,279
Deficit accumulated during the development stage	(588,141)	(447,909)
Total Deficit	(473,687)	(333,455)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,518	$1,345

The accompanying notes are an integral part of these financial statements.

Coronado Corp.
(A Development Stage Company)
Interim Statements of Operations
(Unaudited)

					Cumulative
	For the	For the	For the	For the	from Inception
	Three	Three	Nine	Nine	(January 9,
	Months	Months	Months	Months	2006)
	Ended	Ended	Ended	Ended	to
	September	September	September	September	September
	30,	30,	30,	30,	30,
	2010	2009	2010	2009	2010

REVENUES:	$-	$-	$-	$-	$-

EXPENSES:
Professional fees	58,017	3,269	80,346	8,702	153,944
Depreciation and amortization	-	-	-	846	22,170
Financing costs	-	-	25,000	-	25,000
General and administrative	5,494	74	8,259	2,403	35,961
Total operating expenses	63,511	3,343	113,605	11,951	237,075

Operating Loss	(63,511)	(3,343)	(113,605)	(11,951)	(237,075)

Other Income (Expense)
Gain on forgiveness of debt	-	-	-	-	5,000
Interest expense related parties	(9,391)	-	(26,700)	-	(28,054)
Gain on foreign exchange	(213)	-	73	-	73
Loss on exploration advance	-	-	-	-	(325,000)
Loss on disposition of subsidiary	-	-	-	(3,085)	(3,085)

Net Loss before Income Taxes	(73,115)	(3,343)	(140,232)	(15,036)	(588,141)

Provision for Income Taxes	-	-	-	-	-

NET LOSS	$(73,115)	$(3,343)	$(140,232)	$(15,036)	$(588,141)

PER SHARE DATA:

Basic and diluted loss per common share	$(0.01)	$(0.00)	$(0.03)	$(0.00)

Weighted average number of common shares outstanding	5,000,000	5,175,000	5,041,000	5,175,000

The accompanying notes are an integral part of these financial statements.

Coronado Corp.
(A Development Stage Company)
Interim Statements of Stockholders’ Equity (Deficit)
For the Period of Inception (January 9, 2006) to September 30, 2010
(Unaudited)

				Deficit
				Accumulated
			Additional	During the
	Common Shares		Paid-in	Development
	Shares	Amount	Capital	Stage	Total
Inception - January 9, 2006	-	$-	$-	$-	$-
Common shares issued for cash at approximately $0.006 per share, February 1, 2006	75,000	454	-	-	454

Restatement for change to $0.001 par value from no par value	-	(379)	379	-	-
Loss for the period	-	-	-	(3,954)	(3,954)
Balance - March 31, 2006	75,000	$75	$379	$(3,954)	$(3,500)

Common shares issued for cash at $0.01 per share, April 25, 2006	3,000,000	3,000	27,000	-	30,000
Common shares issued for cash at $0.04 per share, November 14, 2006	2,100,000	2,100	81,900	-	84,000
Loss for the year	-	-	-	(26,396)	(26,396)
Balance - March 31, 2007	5,175,000	$5,175	$109,279	$(30,350)	$84,104

Loss for the year	-	-	-	(45,697)	(45,697)
Balance - March 31, 2008	5,175,000	$5,175	$109,279	$(76,047)	$38,407

Loss for the year	-	-	-	(29,562)	(29,562)
Balance – March 31, 2009	5,175,000	$5,175	$109,279	$(105,609)	$8,845

Loss for the period	-	-	-	(342,300)	(342,300)
Balance – December 31, 2009	5,175,000	$5,175	$109,279	$(447,909)	$(333,455)
Cancellation of shares	(175,000)	(175)	175	-	-
Loss for the period	-	-	-	(140,232)	(140,232)
Balance – September 30, 2010 (Unaudited)	5,000,000	$5,000	$109,454	$(588,141)	$(473,687)

The accompanying notes are an integral part of these financial statements.

Coronado Corp.
(A Development Stage Company)
Interim Statements of Cash Flows
(Unaudited)

	Nine	Nine	Cumulative
	months	months	from Inception
	Ended	Ended	(January 9, 2006) to
	September 30,	September 30,	September 30,
	2010	2009	2010

OPERATING ACTIVITIES
Net (Loss)	$(140,232)	$(15,036)	$(588,141)
Adjustment to Reconcile Net Income to Cash Generated by Operating Activities:
Depreciation and amortization	-	846	22,170
Loss on exploration advance	-	-	325,000
Loss on disposition of subsidiary	-	3,085	3,085
Changes in Operating Assets and Liabilities:
(Increase) decrease in prepaid expenses	-	2,194	-
Increase (decrease) in accounts payable and accrued liabilities	23,205	3,269	31,651
Increase (decrease) in due to related parties	1,500	1,400	1,500
Increase (decrease) in accrued interest to related parties	26,700	-	28,054
Net cash used in operating activities	(88,827)	(4,242)	(176,681)
INVESTING ACTIVITIES
Leasehold improvements	-	-	(16,243)
Machinery and equipment	-	-	(16,935)
Goodwill	-	-	(577)
Net cash used in investing activities	-	-	(33,755)
FINANCING ACTIVITIES
Notes payable – related parties	-	-	8,500
Promissory notes – related parties	90,000	-	90,000
Common stock issued for cash	-	-	114,454
Net cash provided by financing activities	90,000	-	212,954
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,173	(4,242)	2,518
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,345	10,898	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,518	$6,656	$2,518
Supplemental Cash Flow Disclosures:
Cash paid for:
Interest expense	$-	$-	$-
Income taxes	$-	$-	$-
Non-Cash Financing and Investing Activities:
Exploration advance paid by related parties	$-	$-	$(325,000)
Notes payable – related parties cancelled on disposition of subsidiary	$-	$-	$8,500

The accompanying notes are an integral part of these financial statements.

Coronado Corp.
(A Development Stage Company)
Notes to the Interim Financial Statements

1.	Basis of Presentation

The accompanying unaudited interim financial statements of Coronado Corp. (the “Company”), have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for future quarters or for the full year. Notes to the financial statements which substantially duplicate the disclosure contained in the audited financial statements for fiscal 2009 as reported in the Form 10-K have been omitted.

2.	Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of September 30, 2010, the Company has accumulated losses of $588,141 since inception, has a working capital deficiency of $473,687 and has earned no revenues since inception. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2010.

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

3.	Recent Accounting Pronouncements

The Company has evaluated all the recent accounting pronouncements through the filing date and believes that none of them will have a material effect on the Company.

Coronado Corp.
(A Development Stage Company)
Notes to the Interim Financial Statements

4.	Capital Stock

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

Share Issuances

Since inception (January 9, 2006), the Company has issued 75,000 shares, 3,000,000 shares, and 2,100,000 shares of common stock at approximately $0.006, $0.01, and $0.04 per share respectively, resulting in total proceeds of $114,454.

On March 4, 2010, the Company cancelled 175,000 common shares for no consideration. These shares were owned by former shareholders and were cancelled as a result of the management change in December 2009.

5.	Notes Payable – Related Parties

As at September 30, 2010, the Company is indebted to a privately held company owned and controlled by the Company’s president in the amount of $162,500 and to another shareholder in the amount of $162,500. The amounts bear 10% annual interest and are unsecured and have no terms of repayment. As at September 30, 2010, $25,573 in accrued interest has been recorded. Refer to Note 6.

As at September 30, 2010, the Company is indebted to shareholders in the amount of $90,000. The amounts bear 10% annual interest, are unsecured and $40,000 matures on December 31, 2010 and $50,000 matures on June 30, 2011. As at September 30, 2010, $2,481 in accrued interest has been recorded.

As at September 30, 2010, the Company is indebted to various shareholders in the amount of $1,500, net of repayments during the period. The amounts are unsecured, non-interest bearing and have no terms of repayment.

Refer to Note 8.

Coronado Corp.
(A Development Stage Company)
Notes to the Interim Financial Statements

6.	Exploration Advance

On December 16, 2009, the Company entered into a Letter Agreement with an oil and gas operator, pursuant to which the Company would participate for a 15% working interest in a 26,000 acre unit project in Alaska, which was a farm-out from BP Exploration (Alaska) Inc. Consideration for the assignment of the interest in the project would primarily consist of the Company funding certain costs in regards to a 2009-2010 winter drilling program and a 15% share of the costs to restart the local processing plant. A deposit of $325,000 pending BP Exploration’s consent to the proposed assignment to Coronado Corp. was posted to secure the Letter Agreement on behalf of the Company, funded in equal amounts of $162,500 each by D. Sharpe Management Inc., a privately held company owned and controlled by our president, and by Michael Bodino, a company shareholder. BP Exploration’s consent to the assignment was granted on January 12, 2010. Due to the severe timing restrictions involved, the Company was unable to secure funding as required to participate in the project, and the Letter Agreement and obligations pursuant to the agreement expired on January 15, 2010, thus terminating the agreement with the oil and gas operator. The Company expensed the $325,000 deposit and recorded it within the period ending December 31, 2009. The Company continued to pursue this opportunity with the operator in attempts to secure some manner of participation in their Alaska project, however, further negotiations were terminated on October 11, 2010. Due to extenuating circumstances in the ongoing negotiations with the Alaska operator, the Company may seek recovery of its deposit, though at this time a favorable outcome is undeterminable.

7.	Agreement

On March 1, 2010 the Company engaged FIG Partners LLC of Atlanta Georgia (FIG) to provide advisory services and act on a best efforts basis as the Company’s exclusive placement agent in connection with a debt/equity financing relating to the Alaska oil and gas project described in Note 6. A non-refundable retainer of $12,500 was advanced on behalf of the company by D. Sharpe Management Inc., a privately held company owned and controlled by our president. The engagement agreement provided for a further $12,500 to be advanced on March 15, 2010 but has not yet been paid and has been recorded as an accounts payable at September 30, 2010. The Company has agreed to pay FIG a fee equal to 6% of the principal value of securities sold by the Company, plus five year term warrants to purchase common stock in the Company equal to 6% of the principal value of the equity offering, or, in the event of non-equity securities being issued by the Company, five year term warrants with a strike price equal to the 30-day Volume Weighted Average Price on the day of closing the offering, or $0.50, whichever is greater. As of the date of these interim financial statements, no warrants have been issued as no successful financing has been obtained. Retainer amounts advanced to FIG will be applied against the placement fee due upon completion of any capital raised for the Company by FIG.

Coronado Corp.
(A Development Stage Company)
Notes to the Interim Financial Statements

8.	Professional fees

On September 20, 2010 the Company paid $50,000 to Katten Muchin Rosenman LLP of New York, New York as retainer to prepare legal documentation of a proposed agreement related to the Alaska oil and gas project described in Note 6. The negotiations for the Alaska project were terminated on October 11, 2010 and the $50,000 was charged to expense through professional fees.

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

Our company has sustained losses since inception, January 9, 2006, to September 30, 2010, of $588,141 and relies solely upon the sale of securities and loans from corporate officers and directors for funding.

Our Current Business

Since our change of management in December 2009, we have been engaged in the business of exploration and development of oil and gas properties. Over the next twelve months we intend to secure a project of merit within the resource sector and commence with further development of the project.

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

In order to proceed with our plans and to fund overhead and administration expenses, effective March 2010, shareholders of our company advanced approximately $40,000 in loans bearing 10% annual interest, which have been secured by promissory notes. In September 2010, shareholders advanced another $50,000 in shareholder loans bearing 10% annual interest, which have been secured by promissory notes.

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

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve months ending September 30, 2011.

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

Going Concern

As of September 30, 2010, our company has accumulated losses of $588,141 since inception, has a working capital deficiency of $473,687 and has earned no revenues since inception. Our company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the next twelve months ending September 30, 2011. The ability of our company to emerge from the development stage is dependent upon, among other things, obtaining additional financing to continue operations, and development of its business plan. In response to these problems, management intends to raise additional funds through public or private placement offerings. These factors, among others, raise substantial doubt about our company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations – Three Months Ended September 30, 2010 and Three Months Ended September 30, 2009

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended September 30, 2010, which are included herein.

Our operating results for the three months ended September 30, 2010, for the three months ended September 30, 2009 and the changes between those periods for the respective items are summarized as follows:

	Three Months Ended September 30, 2010	Three Months Ended September 30, 2009	Change Between Three Month Period Ended September 30 2010 and September 30, 2009
Revenue	$ Nil	$ Nil	$ Nil
Depreciation and amortization	Nil	Nil	Nil
Financing Costs	Nil	Nil	Nil
General and administrative	5,494	74	5,420
Interest Expense	9,391	Nil	9,391
Professional fees	58,017	3,269	54,748
Loss/(Gain) on foreign exchange	213	Nil	213
Loss on exploration advance	Nil	Nil	Nil
Loss on disposition of subsidiary	Nil	Nil	Nil
Net (Loss)	$ (73,115)	$ (3,343)	$ (69,772)

Our accumulated losses increased to $588,141 as of September 30, 2010. Our financial statements report a net loss of $73,115 for the three month period ended September 30, 2010 compared to a net loss of $3,343 for the three month period ended September 30, 2009. Our losses have increased primarily as a result of an increase in professional fees of $54,748 for the three month period ending September 30, 2010 as compared to $3,269 for the three month period ending September 30, 2009, an increase in interest expense costs of $9,391 for the three month period ended September 30, 2010 as compared to $Nil for the three month period ending September 30, 2009, and an increase in general and administrative costs of $5,420 for the three month period ended September 30, 2010 as compared to $74 for the three month period ending September 30, 2009.

Results of Operations – Nine months Ended September 30, 2010 and Nine months Ended September 30, 2009

The following summary of our results of operations should be read in conjunction with our financial statements for the nine months ended September 30, 2010, which are included herein.

Our operating results for the nine months ended September 30, 2010, for the nine months ended September 30, 2009 and the changes between those periods for the respective items are summarized as follows:

	Nine months Ended September 30, 2010	Nine months Ended September 30, 2009	Change Between Nine month Period Ended September 30 2010 and September 30, 2009
Revenue	$ Nil	$ Nil	$ Nil
Depreciation and amortization	Nil	846	(846)
Financing Costs	25,000	Nil	25,000
General and administrative	8,259	2,403	5,856
Interest Expense	26,700	Nil	26,700
Professional fees	80,346	8,702	71,644
Loss/(Gain) on foreign exchange	(73)	Nil	(73)
Loss on exploration advance	Nil	Nil	Nil
Loss on disposition of subsidiary	Nil	3,085	(3,085)
Net (Loss)	$ (140,232)	$ (15,036)	$ (125,196)

Our accumulated losses increased to $588,141 as of September 30, 2010. Our financial statements report a net loss of $140,232 for the nine month period ended September 30, 2010 compared to a net loss of $15,036 for the nine month period ended September 30, 2009. Our losses have increased primarily as a result of an increase in professional fees of $71,644for the nine month period ending September 30, 2010 as compared to $8,702 for the nine month period ending September 30, 2009, an increase in financing costs of $25,000 for the nine months ended September 30, 2010 as compared to $Nil for the nine month period ended September 30, 2009, and an increase in interest expense of $26,700 for the nine month period ended September 30, 2010 as compared to $Nil for the nine month period ending September 30, 2009.

Our total liabilities as of September 30, 2010 were $476,205 as compared to total liabilities of $334,800 as of December 31, 2009. The increase was due to increases in accounts payable and accrued liabilities and amounts due to related parties, including accrued interest to related parties.

Liquidity and Financial Condition

Working Capital

	At	At
	September 30,	December 31,
	2010	2009
Current assets	$2,518	1,345
Current liabilities	476,205	334,800
Working capital (deficit)	$(473,687)	(333,455)

Cash Flows

	At	At
	September 30,	September 30,
	2010	2009
Cash flows provided by (used in) operating activities	$(88,827)	$(4,242)
Cash flows provided by (used in) investing activities	Nil	Nil
Cash flows provided by (used in) financing activities	90,000	Nil
Effect of exchange rate changes on cash	Nil	Nil
Net increase (decrease) in cash during period	$1,173	$(4,242)

Operating Activities

Net cash used by operating activities was $88,827 in the nine months ended September 30, 2010 compared with net cash used in operating activities of $4,242 in the nine months ended September 30, 2009. The increase in use of cash of $84,585 in operating activities is mainly attributable to the increase in professional fees and financing costs during the nine month period ended September 30, 2010.

Investing Activities

Net cash used in investing activities was $Nil in the nine months ended September 30, 2010 compared to net cash used in investing activities of $Nil in the nine months ended September 30, 2009.

Financing Activities

Net cash provided by financing activities was $90,000 in the nine months ended September 30, 2010 compared to $Nil provided by financing activities in the nine months ended September 30, 2009, due to receipt of shareholder loans during the nine month period ended September 30, 2010.

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

As of September 30, 2010, the end of the quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president and chief executive officer (who is acting as our principal executive officer) and our chief financial officer (who is acting as our principal financial officer and principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and chief executive officer (who is acting as our principal executive officer) and our chief financial officer (who is acting as our principal financial officer and principal accounting officer) believe that our disclosure controls and procedures were not effective as of the end of the period covered by this quarterly report in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance’s with US generally accepted accounting principles due to a lack of segregation of duties and an overreliance on consultants in our accounting and financial reporting processes.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during our quarter ended September 30, 2010 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

We were incorporated on January 9, 2006, and we have not started any business operations nor realized any revenues. We have no operating history upon which an evaluation of our future success or failure can be made. As a result, it is possible that we may not generate any revenues in the future. Since inception, to September 30, 2010, our company has incurred a net loss of $588,141.

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

The U.S. Securities and Exchange Commission has adopted regulations which generally define "penny stock" to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and "accredited investors." The term "accredited investor" refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or

$300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC, which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the thirdary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of, our common stock.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. [Removed and Reserved]

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit
Number	Description
(3)	(i) Articles of Incorporation; and (ii) Bylaws
3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2, filed on June 15, 2006).
3.2	Bylaws (incorporated by reference from our Registration Statement on Form SB-2, filed on June 15, 2006).
3.3	Certificate of Amendment filed June 25, 2010. (incorporated by reference from our Current Report on Form 8-K filed on June 28, 2010)
(10)	Material Contracts
10.1	Letter of Intent with Savant Alaska, LLC, dated December 16, 2009. (incorporated by reference from our Current Report on Form 8-K filed on December 22, 2009)
(14)	Code of Ethics
14.1	Code of Business Conduct and Ethics (incorporated by reference from our Annual Report on Form 10- KSB filed on June 26, 2007).
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Donald Sharpe
31.2*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Drew Bonnell
(32)	Section 1350 Certifications
32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of Donald Sharpe
32.2*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of Drew Bonnell

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORONADO CORP.
(Registrant)

Dated: November 15, 2010	/s/ Donald Sharpe
Donald Sharpe
President
(Principal Executive Officer)

Dated: November 15, 2010	/s/ Drew Bonnell
Drew Bonnell
Secretary, Treasurer and CFO
(Principal Financial Officer and Principal
Accounting Officer)