Form 10-K
period 2010-12-31
Coronado Corp.
filed 2011-04-15
CIK 1365022

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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
Yes [X]     No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registration statement was required to submit and post such files).
Yes [   ]    No [   ]

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
Yes [   ]     No [X]

The aggregate market value of Common Stock held by non-affiliates of the Registrant on June 30, 2010 was $Nil based on a $Nil average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. (There was no bid or ask price of our common shares during this quarter).

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

5,000,000 as of April 15, 2011

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

Due to the severe timing restrictions involved, we were unable to secure funding as required to participate in the project, and the Letter Agreement and obligations pursuant to the agreement expired on January 15, 2010, thus terminating the agreement with the oil and gas operator. With the expiry of the Letter Agreement the company has expensed the $325,000 deposit. Management continues to research other potential resource opportunities.

Our company has sustained losses since inception, January 9, 2006, to December 31, 2010, of $593,529 and relies solely upon the sale of securities and loans from corporate officers and directors for funding.

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

We were incorporated on January 9, 2006, and we have not started any business operations nor realized any revenues. We have no operating history upon which an evaluation of our future success or failure can be made. As a result, it is possible that we may not generate any revenues in the future. Since inception, to December 31, 2010, Coronado Corp. has incurred a net loss of $593,529.

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

Item 1B.    Unresolved Staff Comments

None.

Item 2.       Properties

Executive Offices

Our principal place of business is located at 518 17th Street, Suite 1000, Denver Colorado, telephone number (303) 623 1440. The office space is a 200 square foot room, temporarily provided to us rent-free as we research opportunities. The availability of this space for our use could change at any time.

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

Our shares are issued in registered form. Island Stock Transfer is the registrar and transfer agent for our common shares.

On April 15, 2011, the shareholders' list showed 32 registered shareholders and 5,000,000 common shares outstanding.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We did not sell any equity securities which were not registered under the Securities Act during the year ended December 31, 2010 that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended December 31, 2010.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended December 31, 2010.

Item 6.      Selected Financial Data

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 7.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated audited financial statements and the related notes that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this annual report, particularly in the section entitled "Risk Factors" beginning on page 5 of this annual report.

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

Results of Operations

We have conducted no material operations during the period ended December 31, 2010, and do not have any present operations. During the period ended December 31, 2010, we generated no revenues. Accordingly, a discussion of our results of operations is not meaningful and will not be presented herein.

The following table provides selected financial data about our company as of and for the period ended December 31, 2010 and the year ended December 31, 2009.

Balance Sheet Data:	December 31, 2010	December 31, 2009

Cash	$157	$1,345
Total assets	$157	$1,345
Total liabilities	$479,232	$334,800
Stockholders’ equity	$(479,075)	$(333,455)

Liquidity and Capital Resources

The report of our auditors on our audited financial statements for the fiscal year ended December 31, 2010, contains a going concern qualification as we have suffered losses since our inception. We have minimal assets and have achieved no operative revenues since our inception. We have depended on loans and sales of equity securities to conduct operations. Unless and until we commence material operations and achieve material revenues, we will remain dependent on financings to continue our operations. We will be required to raise additional capital over the next twelve months to meet our ongoing expenses.

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

Due to the severe timing restrictions involved, we were unable to secure funding as required to participate in the project, and the Letter Agreement and obligations pursuant to the agreement expired on January 15, 2010, thus terminating the agreement with the oil and gas operator. With the expiry of the Letter Agreement, the company has expensed the $325,000 deposit.

On March 1, 2010 we engaged FIG Partners LLC of Atlanta Georgia (FIG) to provide advisory services and act on a best efforts basis as the Company’s exclusive placement agent in connection with a debt/equity financing relating to the Alaska oil and gas project described above. A non-refundable retainer of $12,500 was advanced on behalf of the company by D. Sharpe Management Inc., a privately held company owned and controlled by our president. The engagement agreement provided for a further $12,500 to be advanced on March 15, 2010 but this will not be paid. The Company agreed to pay FIG a fee equal to 6% of the principal value of securities sold by the Company, plus five year term warrants to purchase common stock in the company equal to 6% of the principal value of the equity offering, or, in the event of non-equity securities being issued by the company, five year term warrants with a strike price equal to the 30-day Volume Weighted Average Price on the day of closing the offering, or $0.50, whichever is greater. Retainer amounts advanced to FIG will be applied against the placement fee due upon completion of any capital raised for the company by FIG. Management intends to research other potential resource opportunities elsewhere.

In order to proceed with our plans and to fund overhead and administration expenses, effective March 2010, shareholders of our company advanced approximately $40,000 in loans bearing 10% annual interest, which have been secured by promissory notes. In September 2010, shareholders advanced another $50,000 in shareholder loans bearing 10% annual interest, which have been secured by promissory notes. On September 20, 2010 the Company paid $50,000 to Katten Muchin Rosenman LLP of New York, New York as retainer to prepare legal documentation of a proposed agreement related to the Alaska oil and gas project described above. These negotiations for the Alaska project were terminated on October 11, 2010 and the $50,000 was charged to expense through professional fees. On January 13, 2011 the Company received $5,000 in the form of a shareholder loan.

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

Results of Operations – Twelve Months Ended December 31, 2010 and Nine Months Ended December 31, 2009

The following summary of our results of operations should be read in conjunction with our financial statements for the year ended December 31, 2010, which are included herein.

Our operating results for the twelve months ended December 31, 2010, for the nine months ended December 31, 2009 and the changes between those periods for the respective items are summarized as follows:

		Twelve Months Ended December 31, 2010		Nine Months Ended December 31, 2009		Change Between Twelve Month Period Ended December 31, 2010 and Nine month period ended December 31, 2009
Revenue	$	Nil	$	Nil	$	Nil
General and administrative		10,161		2,523		7,638
Professional fees		98,209		18,423		79,786
Loss on exploration		Nil		325,000		(325,000)
advance
Net (Loss)		$(145,620)		$(342,300)		$196,680

Our accumulated losses increased to $593,529 as of December 31, 2010. Our financial statements report a net loss of $145,620 for the year ended December 31, 2010 compared to a net loss of $342,300 for the nine month period ended December 31, 2009. Our losses have decreased primarily as a result of an exploration advance of $325,000 that was expensed for the nine month period ending December 31, 2009 offset by an increase in general and administrative costs and professional fees for the same periods.

Our total liabilities as of December 31, 2010 were $479,232 as compared to total liabilities of $334,800 as of December 31, 2009. The increase was due to increases in accounts payable and accrued liabilities, amounts due to related parties, and accrued interest to related parties.

Liquidity and Financial Condition

Working Capital

	At	At
	December 31,	December 31,
	2010	2009
Current assets	$157	$1,345
Current liabilities	479,232	334,800
Working capital (deficit)	$(479,075)	$(333,455)

Cash Flows

	At	At
	December	December
	31, 2009	31, 2009
Cash flows provided by (used in) operating activities	$(97,262)	$(6,191)
Cash flows provided by (used in) investing activities	0	0
Cash flows provided by (used in) financing activities	96,074	0
Net increase (decrease) in cash during period	$(1,188)	$(6,191)

Operating Activities

Net cash used by operating activities was $97,262 in the year ended December 31, 2010 compared with $6,191 in the nine months ended December 31, 2009. The increase in use of cash of $91,071 in operating activities is mainly attributable to the increase in general and administrative costs and professional fees.

Investing Activities

Net cash used in investing activities was $nil in the year ended December 31, 2010 compared to net cash used in investing activities of $nil in the nine months ended December 31, 2009.

Financing Activities

Net cash provided by financing activities was $96,074 in the year ended December 31, 2010 compared to $nil in the nine months ended December 31, 2009. The increase in cash provided by financing activities was attributable to net shareholder loans received, after repayments, during the period.

Contractual Obligations

As a “smaller reporting company”, we are not required to provide tabular disclosure obligations.

Going Concern

As of December 31, 2010, the Company has accumulated losses of $593,529 since inception, has a working capital deficiency of $479,075 and has earned no revenues since inception. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2011. The ability of the Company to emerge from the development stage is dependent upon, among other things, obtaining additional financing to continue operations, and development of its business plan. In response to these problems, management intends to raise additional funds through public or private placement offerings. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected. The most significant estimates with regard to these financial statements relate to the provision for income taxes, depreciation and amortization.

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

Financial Instruments

The Company’s financial instruments consist principally of cash and cash equivalents, accounts payable, and notes payable. Pursuant to ASC 820, Fair Value Measurements and Disclosures and ASC 825, Financial Instruments, the fair value of our cash equivalents is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. Management believes that the recorded values of all of our other financial instruments approximate their current fair values because of their nature and respective relatively short maturity dates or durations.

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

Item 8.      Financial Statements and Supplementary Data

CORONADO CORP.

(A Development Stage Company)

FINANCIAL STATEMENTS

DECEMBER 31, 2010 and 2009

CORONADO CORP.
(A Development Stage Company)

INDEX TO FINANCIAL STATEMENTS

FOR THE PERIOD OF JANUARY 9, 2006 (INCEPTION) TO DECEMBER 31, 2010

Page(s)

Report of Independent Registered Public Accounting Firm	F-1

Balance Sheets at December 31, 2010 and 2009	F-2

Statements of Operations for the year ended December 31, 2010 and the nine months ended December 31, 2009, and year ended March 31, 2009, and the cumulative totals from January 9, 2006 (Inception) to December 31, 2010.	F-3

Statements of Stockholders' Deficit for the period of January 9, 2006 (Inception) to December 31, 2010	F-4

Statements of Cash Flows for the year ended December 31, 2010 and the nine months ended December 31, 2009, and year ended March 31, 2009and the cumulative totals from January 9, 2006 (Inception) toDecember 31, 2010	F-5

Notes to the Financial Statements	F-6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
Coronado Corp. (a development stage company)
Denver, Colorado 80202

We have audited the accompanying balance sheets of Coronado Corp. (a development stage company) (the “Company”) as of December 31, 2010, and the related statements of operations and comprehensive loss, stockholders’ deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2010, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has not generated revenue and has a working capital deficit. These conditions raise significant doubt about the Company’s ability to continue as a going concern. Management’s plans in this regard are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaloneBailey, LLP
www.malonebailey.com
Houston, Texas
April 15, 2011

Coronado Corp.
(A Development Stage Company)
Balance Sheets

ASSETS
	As of	As of
	December 31,	December 31,
	2010	2009

CURRENT ASSETS
Cash and cash equivalents	$157	$1,345
TOTAL ASSETS	$157	$1,345

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$19,553	$8,446
Promissory notes due to related parties	421,075	325,000
Accrued interest to related parties	38,604	1,354
Total current liabilities	479,232	334,800

Commitment	-	-

STOCKHOLDERS' DEFICIT
Capital Stock
Authorized: 200,000,000 preferred shares, $0.001 par value 100,000,000 common shares, $0.001 par value
Issued and outstanding shares: 5,000,000 common shares (2009 - 5,175,000 common shares)	5,000	5,175
Additional paid-in capital	109,454	109,279
Deficit accumulated during the development stage	(593,529)	(447,909)
Total Stockholders’ Deficit	(479,075)	(333,455)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$157	$1,345

The accompanying notes are an integral part of these financial statements.

Coronado Corp.
(A Development Stage Company)
Statements of Operations

				Cumulative
		For the		from
	For the	Nine Months	For the	January 9, 2006
	Year Ended	Ended	Year Ended	(Inception)
	December 31,	December 31,	March 31,	to December 31,
	2010	2009	2009	2010

REVENUES:	$-	$-	$-	$-

EXPENSES:
Professional fees	98,209	18,423	14,187	171,807
Depreciation and amortization	-	-	3,386	22,170
General and administrative	10,161	2,523	8,904	37,863
Total operating expenses	108,370	20,946	26,477	231,840

Other Income (Expense)
Gain on forgiveness of debt	-	5,000	-	5,000
Interest expense related parties	(37,250)	(1,354)	-	(38,604)
Loss on exploration advance	-	(325,000)	-	(325,000)
Loss on disposition of subsidiary	-	-	(3,085)	(3,085)

Net Loss before Income Taxes	(145,620)	(342,300)	(29,562)	(593,529)

Provision for Income Taxes	-	-	-	-

Net Loss	$(145,620)	$(342,300)	$(29,562)	$(593,529)

PER SHARE DATA:

Basic and diluted loss per common share	$(0.03)	$(0.07)	$(0.01)

Weighted average number of common shares outstanding	5,000,000	5,175,000	5,175,000

The accompanying notes are an integral part of these financial statements.

Coronado Corp.
(A Development Stage Company)
Statements of Stockholders’ Deficit
For the Period from January 9, 2006 (Inception) to December 31, 2010

				Deficit
				Accumulated
			Additional	During the
	Common Shares		Paid-in	Development
	Shares	Amount	Capital	Stage	Total
Inception - January 9, 2006	-	$-	$-	$-	$-
Common shares issued for cash at approximately $0.006 per share, February 1, 2006	75,000	454	-	-	454
Restatement for change to $0.001 par value from no par value	-	(379)	379	-	-
Loss for the period	-	-	-	(3,954)	(3,954)
Balance - March 31, 2006	75,000	$75	$379	$(3,954)	$(3,500)

Common shares issued for cash at $0.01 per share, April 25, 2006	3,000,000	3,000	27,000	-	30,000
Common shares issued for cash at $0.04 per share, November 14, 2006	2,100,000	2,100	81,900	-	84,000
Loss for the year	-	-	-	(26,396)	(26,396)
Balance - March 31, 2007	5,175,000	$5,175	$109,279	$(30,350)	$84,104

Loss for the year	-	-	-	(45,697)	(45,697)
Balance - March 31, 2008	5,175,000	$5,175	$109,279	$(76,047)	$38,407

Loss for the year	-	-	-	(29,562)	(29,562)
Balance – March 31, 2009	5,175,000	$5,175	$109,279	$(105,609)	$8,845

Loss for the period	-	-	-	(342,300)	(342,300)
Balance – December 31, 2009	5,175,000	$5,175	$109,279	$(447,909)	$(333,455)

Cancellation of shares	(175,000)	(175)	175	-	-
Loss for the year	-	-	-	(145,620)	(145,620)
Balance – December 31, 2010	5,000,000	$5,000	$109,454	$(593,529)	$(479,075)

The accompanying notes are an integral part of these financial statements.

Coronado Corp.
(A Development Stage Company)
Statements of Cash Flows

				Cumulative
				from
	For the	For the	For the	January 9,
	Year Ended	Nine Months Ended	Year Ended	2006(Inception)
	December 31,	December 31,	March 31,	to December 31,
	2010	2009	2009	2010

OPERATING ACTIVITIES
Net (Loss)	$(145,620)	$(342,300)	$(29,562)	$(593,529)

Adjustment to Reconcile Net Loss to Cash Generated by Operating Activities:
Depreciation and amortization	-	-	3,386	22,170
Loss on exploration advance	-	325,000	-	325,000
Loss on disposition of subsidiary	-	-	3,085	3,085
Changes in Operating Assets and Liabilities:
(Increase) decrease in prepaid expenses	-	1,309	(609)	-
Increase (decrease) in accounts payable and accrued liabilities	11,108	8,446	(3,685)	24,128
Increase in accrued interest to related parties	37,250	1,354	-	38,604
Net cash used in operating activities	(97,262)	(6,191)	(27,385)	(180,542)
INVESTING ACTIVITIES
Leasehold improvements	-	-	-	(16,243)
Machinery and equipment	-	-	-	(16,935)
Goodwill	-	-	-	(577)
Net cash used in investing activities	-	-	-	(33,755)
FINANCING ACTIVITIES
Promissory notes – related parties	102,172	-	-	102,172
Repayment of related party notes	(6,098)			(6,098)
Notes payable – related parties	-	-	8,500	8,500
Common stock issued for cash	-	-	-	114,454
Net cash provided by financing activities	96,074	-	8,500	219,028
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,188)	(6,191)	(18,885)	157
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,345	7,536	26,421	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$157	$1,345	$7,536	$157
Supplemental Cash Flow Disclosures:
Cash paid for:
Interest expense	$-	$-	$-	$-
Income taxes	$-	$-	$-	$-
Non-Cash Financing and Investing Activities:
Exploration advance paid by related parties	$-	$(325,000)	$-	$(325,000)
Notes payable – related parties cancelled on disposition of subsidiary	$-	$-	$8,500	$8,500

The accompanying notes are an integral part of these financial statements.

Coronado Corp.
(A Development Stage Company)
Notes to the Financial Statements

1.	Organization and Going Concern

Coronado Corp. (the “Company”, “we” or “our”) is a Nevada corporation incorporated on January 9, 2006. Effective December 14, 2009 the Company relocated offices to Denver Colorado. Throughout the Company’s history and prior to this relocation, the Company was based in San Jose, Costa Rica. The Company purchased a wholly-owned subsidiary, “Bosque Tranquilo S.A.” in San Jose, Costa Rica on October 12, 2006. On March 31, 2009, the Company disposed of Bosque Tranquilo S.A.

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

Going Concern and Liquidity Considerations

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of December 31, 2010, the Company has accumulated losses of $593,529 and a working capital deficiency of $479,075. In addition, the Company has earned no revenues since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2011. The ability of the Company to emerge from the development stage is dependent upon, among other things, obtaining additional financing to continue operations, and development of its business plan.

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

Coronado Corp.
(A Development Stage Company)
Notes to the Financial Statements

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had $157 and $1,345 in cash and cash equivalents at December 31, 2010 and 2009, respectively.

Financial Instruments

The Company’s financial instruments consist principally of cash and cash equivalents, accounts payable, and notes payable. Pursuant to the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures and ASC 825, Financial Instruments the fair value of our cash equivalents is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. Management believes that the recorded values of our other financial instruments approximate their current fair values because of their nature and respective relatively short maturity dates or durations.

Property and Equipment

Property and equipment are stated at cost. The Company has adopted the policy of depreciation being computed by use of the straight-line method over the estimated useful lives of the assets, which is up to 5 years for equipment and the shorter of lease terms or 10 years for leasehold improvements. The depreciation expense on property and equipment was $3,386 for the year ended March 31, 2009. At March 31, 2009, the Company disposed of all its property and equipment.

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

The Company accounts for uncertain tax positions in accordance with the authoritative guidance issued by the FASB on income taxes which addresses how we should recognize, measure and present in our financial statements uncertain tax positions that have been taken or are expected to be taken in a tax return. Pursuant to this guidance, we can recognize a tax benefit only if it is “more likely than not” that a particular tax position will be sustained upon examination or audit. To the extent the “more likely than not” standard has been satisfied, the benefit associated with a tax position is measured as the largest amount that is greater than 50% likely of being realized upon settlement. No liability for unrecognized tax benefits was recorded as of December 31, 2010 and 2009.

Loss per Share

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
Notes to the Financial Statements

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

No significant realized exchange gains or losses were recorded from January 9, 2006(inception) to the period ended December 31, 2010.

Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. From January 9, 2006(inception) to December 31, 2010, the Company had no items of other comprehensive income. Therefore, net loss equals comprehensive loss from January 9, 2006(inception) to December 31, 2010.

Revenue Recognition

The Company recognizes revenue from the sale of products and services in accordance with ASC 605, “Revenue Recognition.” Revenue will be recognized only when all of the following criteria have been met:

(i)	Persuasive evidence for an agreement exists;
(ii)	Delivery has occurred;
(iii)	The fee is fixed or determinable; and
(iv)	Collection is reasonably assured.

Recent Accounting Pronouncements

The Company has evaluated all the recent accounting pronouncements through the filing date and believes that none of them will have a material effect on the Company.

3.	Capital Stock

Share Issuances

Since January 9, 2006(inception), the Company has issued 75,000 shares, 3,000,000 shares, and 2,100,000 shares of common stock at approximately $0.006, $0.01, and $0.04 per share respectively, resulting in total proceeds of $114,454.

On March 4, 2010, the Company cancelled 175,000 common shares for no consideration. These shares were owned by former shareholders and were cancelled as a result of a management change in December 2009.

Coronado Corp.
(A Development Stage Company)
Notes to the Financial Statements

4.	Income Taxes

The company has incurred operating losses of $935,830, which, if unutilized, will begin to expire in 2026. Future tax benefits, which may arise as a result of these losses, have not been recognized in these financial statements, and have been offset by a valuation allowance.

Details of future income tax assets are as follows:
	December	December	March
	31,	31,	31,
	2010	2009	2009
Future income tax assets:
Net operating loss (from inception January 9, 2006)	$935,830	$790,209	$447,900
Approximate Statutory tax rate (combined federal and state)	35%	35%	35%
Non-capital tax loss	330,000	280,000	160,000
Valuation allowance	(330,000)	(280,000)	(160000)
	$-	$-	$-

The potential future tax benefits of these losses have not been recognized in these financial statements due to uncertainty of their realization. When the future utilization of some portion of the carryforwards is determined not to be “more likely than not,” a valuation allowance is provided to reduce the recorded tax benefits from such assets.

5.	Notes Payable – Related Parties

As at December 31, 2010, the Company is indebted to a privately held company owned and controlled by the Company’s president in the amount of $162,500, and to another shareholder in the amount of $162,500. The amounts bear 10% annual interest and are unsecured and have no terms of repayment. As at December 31, 2010, $33,854 in accrued interest has been recorded. Refer to Note 7.

As at December 31, 2010, the Company is indebted to shareholders in the amount of $90,000. The amounts bear 10% annual interest, are unsecured and $40,000 matured on December 31, 2010 and $50,000 matures on June 30, 2011. As at December 31, 2010, $4,750 in accrued interest has been recorded. The note holders of the $40,000 have agreed to extend the notes maturity date, subject to interest continuing to accrue, while a project of merit continues to be pursued, and/or an alternate liquidation plan is found for the company.

As at December 31, 2010, the Company is indebted to various shareholders in the amount of $1,500, net of repayments during the period. The amounts are unsecured, non-interest bearing and have no terms of repayment.

Coronado Corp.
(A Development Stage Company)
Notes to the Financial Statements

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

On March 1, 2010 the Company engaged FIG Partners LLC of Atlanta Georgia (FIG) to provide advisory services and act on a best efforts basis as the Company’s exclusive placement agent in connection with a debt/equity financing relating to the Alaska oil and gas project described in Note 7. A non-refundable retainer of $12,500 was advanced on behalf of the company by D. Sharpe Management Inc., a privately held company owned and controlled by our president. The engagement agreement provided for a further $12,500 to be advanced on March 15, 2010 but this amount will not be paid. The Company has agreed to pay FIG a fee equal to 6% of the principal value of securities sold by the Company, plus five year term warrants to purchase common stock in the Company equal to 6% of the principal value of the equity offering, or, in the event of non- equity securities being issued by the Company, five year term warrants with a strike price equal to the 30-day Volume Weighted Average Price on the day of closing the offering, or $0.50, whichever is greater. As of the date of these financial statements, no warrants have been issued as no successful financing has been obtained. Retainer amounts advanced to FIG will be applied against the placement fee due upon completion of any capital raised for the Company by FIG.

Coronado Corp.
(A Development Stage Company)
Notes to the Financial Statements

9.	Professional Fees

On September 20, 2010 the Company paid $50,000 to Katten Muchin Rosenman LLP of New York, New York as retainer to prepare legal documentation of a proposed agreement related to the Alaska oil and gas project described in Note 7. The negotiations for the Alaska project were terminated on October 11, 2010 and the $50,000 was charged to expense through professional fees.

10.	Subsequent Event

On January 13, 2011 the Company received $5,000 from a shareholder loan for $5,000 bearing interest at 10%, unsecured and maturing on January 13, 2012.

Item 9.      Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

There were no disagreements related to accounting principles or practices, financial statement disclosure, internal controls or auditing scope or procedure during the two fiscal years and interim periods, including the interim period up through the date the relationship ended.

Item 9A.   Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, are responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the quarterly period covered by this report. Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective as of December 31, 2010.

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2010 was not effective for the reason described herein.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) inadequate segregation of duties consistent with control objectives. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of December 31, 2010.

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

In connection with the preparation of this Annual Report on Form 10-K for the period ended December 31, 2010, management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our internal controls over financial reporting, pursuant to Rule 13a-15 under the Exchange Act based on the framework in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our Chief Executive Officer and Chief Financial Officer have concluded that the design and operation of our internal controls and procedures were not effective as of December 31, 2010. There were no significant changes in our internal controls over financial reporting that occurred during the period covered in this report that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Donald Sharpe	President and Director	53	December 17, 2009
Drew Bonnell	Chief Financial Officer, Secretary, Treasurer and Director	54	December 17, 2009
Larry Kellison	Chief Operating Officer and Director	56	December 14, 2009
Michael David	Director	49	December 17, 2009

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

Drew Bonnell

Mr. Bonnell graduated from the Richard Ivey School of Business at the University of Western Ontario with a Masters of Business Administration degree in 1998. For a period of 12 years prior to graduation, Mr. Bonnell served as President and director of multiple private companies engaged in tourism operations in key resort destinations in Western Canada. In these positions, Mr. Bonnell had the responsibility to manage the affairs of each of these companies; to ensure the operation of the business, and interact with all professional services and counsel as required. From 1997 to divestiture in 2006, Mr. Bonnell served as President and director of a private British Columbia based company with business interests in Whistler, Canada. From May 2004, Mr. Bonnell has served as the Chief Financial Officer, secretary, treasurer and director of Eden Energy Corp. Mr. Bonnell serves as President and Director of Pannonia Ventures Corp., which effective November 23, 2010 was accepted as a Capital Pool Company pursuant to provisions of the TSX Venture Exchange and the BCSC and ASC. (the common shares of which are quoted on the TSX Venture Exchange effective February 10, 2011). Mr. Bonnell is active as a businessman and a member of the worldwide Ivey alumni association.

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

Involvement in Certain Legal Proceedings

None of our directors, executive officers, promoters or control persons has been involved in any of the following events during the past ten years:

1.        A petition under the Federal bankruptcy laws or any state insolvency law was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

2.        Such person was convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.        Such person was the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

i.

Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity

ii.	Engaging in any type of business practice; or

iii.	Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

4.        Such person was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;

5.        Such person was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

6.        Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

7.        Such person was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

i.	Any Federal or State securities or commodities law or regulation; or

ii.

Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

iii.	Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

8.        Such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors and persons who own more than 10% of our common stock to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common stock and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the SEC regulations to furnish us with copies of all Section 16(a) reports that they file.

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended December 31, 2010, all filing requirements applicable to our officers, directors and greater than 10% percent beneficial owners were complied with.

Code of Ethics

In 2007 we adopted a Code of Ethics that applies to all of our employees. Our Code of Ethics was filed with the Securities and Exchange Commission on June 29, 2007 as Exhibit 14 to our annual report. We will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request. Requests can be sent to our President c/o Coronado Corp. at 518 17th Street, Suite 1000, Denver Colorado, USA..

Board and Committee Meetings

Our board of directors held no formal meetings during the year ended December 31, 2010. All proceedings of the board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada General Corporate Law and our Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

For the year ended December 31, 2010 our only standing committee of the board of directors was our audit committee.

Nomination Process

As of December 31, 2010, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our company at the address on the cover of this annual report.

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

Audit Committee Financial Expert

Our board of directors has determined that it does not have a member of its audit committee that qualifies as an "audit committee financial expert" as defined in Item 407(d)(5)(ii) of Regulation S-K.

Item 11. Executive Compensation

The particulars of the compensation paid to the following persons:

(a)	our principal executive officer;

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended December 31, 2010 and 2009; and

(c)

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended December 31, 2010 and 2009, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensa- tion ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensa- tion ($)	Total ($)
Donald Sharpe President(1)	2010 2009	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil
Drew Bonnell Chief Financial Officer, Secretary, Treasurer (2)	2010 2009	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensa- tion ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensa- tion ($)	Total ($)
Larry Kellison, Chief Operating Officer, Former President, Secretary, Treasurer and Chief Financial Officer(3)	2010 2009	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil
Floricel Leiton Former Chief Executive and Financial Officer(4)	2009 2008	N/A Nil	N/A Nil	N/A Nil	N/A Nil	N/A Nil	N/A Nil	N/A Nil	N/A Nil

(1)	Mr. Sharpe was appointed President of our company on December 17, 2009.

(2)	Mr. Bonnell was appointed the Chief Financial Officer of our company December 17, 2009.

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

2010 Grants of Plan-Based Awards

There were no grants of plan based awards during the year ended December 31, 2010.

Outstanding Equity Awards at Fiscal Year End

There were no outstanding equity awards at the year ended December 31, 2010.

Option Exercises and Stock Vested

During our Fiscal year ended December 31, 2010 there were no options exercised by our named officers.

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

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of April 15, 2011, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

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

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on March 9, 2011. As of March 9, 2011 there were 5,000,000 shares of our company’s common stock issued and outstanding.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change in control of our company.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended December 31, 2010, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year end for the last three completed fiscal years.

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

Item 14.    Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended December 31, 2010 and for fiscal year ended December 31, 2009 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	December 31, 2010	December 31, 2009
Audit Fees	$3,500	$5,000
Audit Related Fees	$Nil	Nil
Tax Fees	$Nil	Nil
All Other Fees	$Nil	Nil
Total	$3,500	5,000

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

PART IV

Item 15.   Exhibits, Financial Statement Schedules

(a)	Financial Statements

	(1)	Financial statements for our company are listed in the index under Item 8 of this document

	(2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b)	Exhibits

Exhibit
Number	Description

(3)	(i) Articles of Incorporation; and (ii) Bylaws

3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2, filed on June 15, 2006).

3.2	Bylaws (incorporated by reference from our Registration Statement on Form SB-2, filed on June 15, 2006).

3.3	Certificate of Amendment filed June 25, 2010. (incorporated by reference from our Current Report on Form 8-K filed on June 28, 2010)

(10)	Material Contracts

10.1	Letter of Intent with Savant Alaska, LLC, dated December 16, 2009. (incorporated by reference from our Current Report on Form 8-K filed on December 22, 2009)

(14)	Code of Ethics

14.1	Code of Business Conduct and Ethics (incorporated by reference from our Annual Report on Form 10- KSB filed on June 26, 2007).

(31)	Rule 13a-14(a)/15d-14(a) Certifications

31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Donald Sharpe

Exhibit
Number	Description

31.2*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Drew Bonnell

(32)	Section 1350 Certifications

32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of Donald Sharpe

32.2*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of Drew Bonnell

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

CORONADO CORP.
(Registrant)

Dated: April 15, 2011	/s/ Donald Sharpe
Donald Sharpe
President and Director
(Principal Executive Officer)

Dated: April 15, 2011	/s/ Drew Bonnell
Drew Bonnell
Chief Financial Officer and Director
(Principal Financial Officer and Principal
Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 15, 2011	/s/ Donald Sharpe
Donald Sharpe
President and Director
(Principal Executive Officer)

Dated: April 15, 2011	/s/ Drew Bonnell
Drew Bonnell
Chief Financial Officer and Director
(Principal Financial Officer and Principal
Accounting Officer)

Dated: April 15, 2011	/s/ Larry Kellison
Larry Kellison
Chief Operating Officer and Director

Dated: April 15, 2011	/s/ Michael David
Michael David
Director