Form 10-Q
period 2011-03-31
Coronado Corp.
filed 2011-05-16
CIK 1365022

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011 or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

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
[ ] YES [ ] NO

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 5,000,000 common shares issued and outstanding as of May 13, 2011

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements.

Our unaudited interim consolidated financial statements for the three month period ended March 31, 2011 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

CORONADO CORP.

(A Development Stage Company)

INTERIM FINANCIAL STATEMENTS

MARCH 31, 2011

(Unaudited)

CORONADO CORP.
(A Development Stage Company)

INDEX TO INTERIM FINANCIAL STATEMENTS

FOR THE PERIOD OF JANUARY 9, 2006 (INCEPTION) TO MARCH 31, 2011

Page(s)
Balance Sheets at March 31, 2011(Unaudited) and December 31, 2010	F-1
Statements of Operations for the three months ended March 31, 2011 and 2010, and the cumulative totals from January 9, 2006 (Inception) to March 31, 2011(Unaudited)	F-2
Statements of Cash Flows for the three months ended March 31, 2011 and 2010, and cumulative totals from January 9, 2006 (Inception) to March 31, 2011 (Unaudited)	F-3
Notes to Interim Financial Statements (Unaudited)	F-4

Coronado Corp
(A Development Stage Company)
Balance Sheets
(Unaudited)

ASSETS
	As of	As of
	March 31,	December 31,
	2011	2010

CURRENT ASSETS
Cash and cash equivalents	$-	$157
TOTAL ASSETS	$-	$157

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	27,610	19,553
Due to related parties	426,074	421,075
Accrued interest to related parties	48,924	38,604
Total current liabilities	502,608	479,232

Commitment	-	-

STOCKHOLDERS' DEFICIT
Capital Stock
Authorized: 100,000,000 common shares, $0.001 par value
Issued and outstanding shares: 5,000,000 common shares	5,000	5,000
Additional paid-in capital	109,454	109,454
Deficit accumulated during the development stage	(617,062)	(593,529)
Total Stockholders’ Deficit	(502,608)	(479,075)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$157

The accompanying notes are an integral part of these unaudited financial statements.

Coronado Corp.
(A Development Stage Company)
Statements of Operations
(Unaudited)

			Cumulative
	For the	For the	from
	Three Months	Three Months	January 9, 2006
	Ended	Ended	(Inception)
	March 31,	March 31,	to March 31,
	2011	2010	2011

EXPENSES:
Professional fees	$8,266	$36,600	$180,073
Depreciation and amortization	-	-	22,170
General and administrative	4,441	210	41,674
Total operating expenses	12,707	36,810	243,917

Other Expense (Income)
Gain on forgiveness of debt	-	-	(5,000)
Interest expense related parties	10,320	8,219	48,924
Loss/(gain) on foreign exchange	506	(244)	1,136
Loss on exploration advance	-	-	325,000
Loss on disposition of subsidiary	-	-	3,085

Net (Loss) before Income Taxes	(23,533)	(44,785)	(617,062)

Provision for Income Taxes	-	-	-

Net (Loss)	$(23,533)	$(44,785)	$(617,062)

PER SHARE DATA:

Basic and diluted loss per common share	$(0.00)	$(0.01)

Weighted average number of common shares outstanding	5,000,000	5,175,000

The accompanying notes are an integral part of these unaudited financial statements.

Coronado Corp.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

			Cumulative
	For the	For the	from
	Three Months	Three Months	January 9, 2006
	Ended	Ended	(Inception)
	March 31,	March 31,	to March 31,
	2011	2010	2011

OPERATING ACTIVITIES
Net Loss	$(23,533)	$(44,785)	$(617,062)

Adjustment to Reconcile Net Loss to Cash Used in Operating Activities:
Depreciation and amortization	-	-	22,170
Loss on exploration advance	-	-	325,000
Loss on disposition of subsidiary	-	-	3,085
Changes in Operating Assets and Liabilities:
Increase (decrease) in accounts payable and accrued liabilities	8,056	18,373	27,610
Increase (decrease) in due to related parties	-	7,598	-
Increase (decrease) in accrued interest to related parties	10,320	8,220	48,924
Net cash used in operating activities	(5,157)	(10,594)	(98,441)
INVESTING ACTIVITIES
Leasehold improvements	-	-	(16,243)
Machinery and equipment	-	-	(16,935)
Goodwill	-	-	(577)
Net cash used in investing activities	-	-	(33,755)
FINANCING ACTIVITIES
Notes payable – related parties	-	-	8,500
Promissory notes – related parties	5,000	38,000	101,074
Common stock issued for cash	-	-	114,454
Net cash provided by financing activities	5,000	38,000	224,028
INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS	(157)	27,406	-
CASH AND CASH EQUIVALENTS AT BEGINNING OF
PERIOD	157	1,345	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$-	$28,751	$-
Supplemental Cash Flow Disclosures:
Cash paid for:
Interest expense	$-	$-	$-
Income taxes	$-	$-	$-
Non-Cash Financing and Investing Activities:
Exploration advance paid by related parties	$-	$-	$(325,000)
Notes payable – related parties cancelled on disposition of subsidiary	$-	$-	$8,500

The accompanying notes are an integral part of these unaudited financial statements.

Coronado Corp.
(A Development Stage Company)
Notes to Interim Financial Statements

1.	Basis of Presentation

The accompanying unaudited interim financial statements of Coronado Corp. (the “Company”), have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for future quarters or for the full year. Notes to the financial statements which substantially duplicate the disclosure contained in the audited financial statements for fiscal 2010 as reported in the Form 10-K have been omitted.

2.	Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of March 31, 2011, the Company has accumulated losses of $617,062 since inception, has a working capital deficiency of $502,608 and has earned no revenues since inception. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2011.

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

4.	Capital Stock

Share Issuances

Since inception, January 9, 2006, the Company has issued 75,000 shares, 3,000,000 shares, and 2,100,000 shares of common stock at approximately $0.006, $0.01, and $0.04 per share respectively, resulting in total proceeds of $114,454.

On March 4, 2010, the Company cancelled 175,000 common shares for no consideration. These shares were owned by former shareholders and were cancelled as a result of the management change in December 2009.

Coronado Corp.
(A Development Stage Company)
Notes to Interim Financial Statements

5.	Notes Payable – Related Parties

As of March 31, 2011 and December 31, 2010, the Company is indebted to a privately held company owned and controlled by the Company’s president in the amount of $162,500, and to another shareholder in the amount of $162,500. The amounts bear 10% annual interest and are unsecured and have no terms of repayment. As at March 31, 2011, $41,849 (December 31, 2010, $33,854) in accrued interest has been recorded. Refer to Note 6.

During the three months ended March 31, 2011 the company issued a promissory note to one of its shareholders in the amount of $5,000. As of March 31, 2011, the Company is indebted to shareholders in the amount of $95,000 (December 31, 2010 - $90,000). The amounts bear 10% annual interest, are unsecured and have maturity dates as follows: $40,000 matured on December 31, 2010, $50,000 matures on June 30, 2011 and $5,000 matures on January 13, 2012. As of March 31, 2011, $7,074 (December 31, 2010, $4,750) in accrued interest has been recorded. The note holders of the $40,000 have agreed to extend the notes maturity date, subject to interest continuing to accrue, while a project of merit continues to be pursued, and/or an alternate liquidation plan is found for the company.

As of March 31, 2011 and December 31, 2010, the Company is indebted to various shareholders in the amount of $6,074, net of repayments during the period. The amounts are unsecured, non-interest bearing and have no terms of repayment.

6.	Contingencies and commitments

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

7.	Subsequent Event

Between April 15 and 19, 2011, the Company received a total of $15,000 from various shareholders in the form of shareholder loans bearing interest at 10%, unsecured and maturing on April 18, 2012.

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

As used in this current report and unless otherwise indicated, the terms "we", "us", "our", “our company” and "Coronado" mean Coronado Corp., unless otherwise indicated.

General Overview

We were incorporated in the State of Nevada on January 9, 2006. Our principal place of business and corporate offices are located at 518 17th Street, Suite 1000, Denver Colorado, and our telephone number is 303 623 1440. Management has chosen to research opportunities in different industry sectors with a focus on the resource sector. The anticipation is this research will lead to an acquisition in some form or manner. Our fiscal year end is December 31st. Our authorized capital consists of 100,000,000 shares of common stock, $0.001 par value and 200,000,000 shares of preferred stock, $0.001 par value.

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

Due to the severe timing restrictions involved, we were unable to secure funding as required to participate in the project, and the Letter Agreement and obligations pursuant to the agreement expired on January 15, 2010, thus terminating the agreement with the oil and gas operator. With the expiry of the Letter Agreement our company has expensed the $325,000 deposit. Management continues to research other potential resource opportunities.

Our company has sustained losses since inception, January 9, 2006, to March 31, 2011, of $617,062 and relies solely upon the sale of securities and loans from corporate officers and directors for funding.

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

On December 16, 2009, our company entered into a Letter Agreement with an oil and gas operator, pursuant to which we would participate for a 15% working interest in a 26,000 acre unit project in Alaska, which was a farm-out from BP Exploration (Alaska) Inc. Consideration for the assignment of the interest in the project would primarily consist of our company funding certain costs in regards to a 2009-2010 winter drilling program and a 15% share of the costs to restart the local processing plant. A deposit of $325,000 pending BP Exploration’s consent to the proposed assignment to Coronado Corp. was posted to secure the Letter Agreement on behalf of our company, funded in equal amounts of $162,500 each by D. Sharpe Management Inc., a privately held company owned and controlled by our president, and by Michael Bodino, a company shareholder. BP Exploration’s consent to the assignment was granted on January 12, 2010.

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

On March 1, 2010 we engaged FIG Partners LLC of Atlanta Georgia (FIG) to provide advisory services and act on a best efforts basis as our company’s exclusive placement agent in connection with a debt/equity financing relating to the Alaska oil and gas project described above. A non-refundable retainer of $12,500 was advanced on behalf of our company by D. Sharpe Management Inc., a privately held company owned and controlled by our president. The engagement agreement provided for a further $12,500 to be advanced on March 15, 2010 but this has not yet been paid. Our company has agreed to pay FIG a fee equal to 6% of the principal value of securities sold by our company, plus five year term warrants to purchase common stock in our company equal to 6% of the principal value of the equity offering, or, in the event of non-equity securities being issued by our company, five year term warrants with a strike price equal to the 30-day Volume Weighted Average Price on the day of closing the offering, or $0.50, whichever is greater. As of the date of this report, no warrants have been issued as no successful financing has been obtained. Retainer amounts advanced to FIG will be applied against the placement fee due upon completion of any capital raised for our company by FIG. If we are unsuccessful with this Alaska project we intend to research other potential resource opportunities elsewhere.

In order to proceed with our plans and to fund overhead and administration expenses, effective March 1, 2010, shareholders of our company advanced approximately $38,000 in loans bearing 10% annual interest, which have been secured by promissory notes.

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

Going Concern

As of March 31, 2011, our company has accumulated losses of $617,062 since inception, has a working capital deficiency of $502,608 and has earned no revenues since inception. Our company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the next twelve months ending March 31, 2012. The ability of our company to emerge from the development stage is dependent upon, among other things, obtaining additional financing to continue operations, and development of its business plan. In response to these problems, management intends to raise additional funds through public or private placement offerings. These factors, among others, raise substantial doubt about our company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations – Three Months Ended March 31, 2011 and Three Months Ended March 31, 2010

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended March 31, 2011, which are included herein.

Our operating results for the three months ended March 31, 2011, for the three months ended March 31, 2010 and the changes between those periods for the respective items are summarized as follows:

		Three Months Ended March 31, 2011		Three Months Ended March 31, 2010		Change Between Three Month Period Ended March 31, 2010 and March 31, 2009
Revenue	$	Nil	$	Nil	$	Nil
Depreciation and amortization		Nil		Nil		Nil
Financing Costs		Nil		25,000		(25,000)
General and administrative		4,441		210		4,231
Interest Expense		10,320		8,219		2,101
Professional fees		8,266		11,600		(3,334)
Loss on exploration advance		Nil		Nil		Nil
Loss on disposition of subsidiary		Nil		Nil		Nil
Net (Loss)		$(23,533)		(44,785)		21,252

Our accumulated losses increased to $617,062 as of March 31, 2011. Our financial statements report a net loss of $23,533 for the three month period ended March 31, 2011 compared to a net loss of $44,785 for the three month period ended March 31, 2010. Our losses have decreased primarily as a result of a decrease in professional fees of $3,334 for the three month period ending March 31, 2011 and a decrease in financing costs of $25,000 for the three month period ended March 31, 2011.

Our total liabilities as of March 31, 2011 were $502,608 as compared to total liabilities of $406,991 as of March 31, 2010. The increase was due to increases in accounts payable and accrued liabilities and amounts due to related parties, including accrued interest to related parties.

Liquidity and Financial Condition

Working Capital

		At	At
		March 31,	December 31,
		2011	2010
Current assets	$	Nil	157
Current liabilities		(502,608)	(479,232)
Working capital (deficit)		$(502,608)	(479,075)

Cash Flows

	At	At
	March	March 31,
	31, 2011	2010
Cash flows provided by (used in) operating activities	$(5,157)	(10,594)
Cash flows provided by (used in) investing activities	Nil	Nil
Cash flows provided by (used in) financing activities	5,000	38,000
Effect of exchange rate changes on cash	Nil	Nil
Net increase (decrease) in cash during period	$(157)	27,406

Operating Activities

Net cash used by operating activities was $5,157 in the three months ended March 31, 2011 compared with net cash used in operating activities of $10,594 in the three months ended March 31, 2010. The decrease in use of cash of $5,437 in operating activities is mainly attributable to the decrease in professional fees and financing costs during the three month period ended March 31, 2011, offset by an increase in interest expense and general and administrative costs.

Investing Activities

Net cash used in investing activities was $Nil in the three months ended March 31, 2011 compared to net cash used in investing activities of $Nil in the three months ended March 31, 2010.

Financing Activities

Net cash provided by financing activities was $5,000 in the three months ended March 31, 2011 compared to $38,000 provided by financing activities in the three months ended March 31, 2010, due to receipt of shareholder loans during both the three month periods ended March 31, 2011 and 2010.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our president (who is acting as our principal executive officer, principal financial officer and principal accounting officer) to allow for timely decisions regarding required disclosure.

As of March 31, 2011, the end of the quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (who is acting as our principal executive officer, principal financial officer and principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (who is acting as our principal executive officer, principal financial officer and principal accounting officer) believes that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance’s with US generally accepted accounting principles.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during our quarter ended March 31, 2011 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

We were incorporated on January 9, 2006, and we have not started any business operations nor realized any revenues. We have no operating history upon which an evaluation of our future success or failure can be made. As a result, it is possible that we may not generate any revenues in the future. Since inception, to March 31, 2011, our company has incurred a net loss of $617,062.

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

Because Mr. Sharpe and Mr. Kellison have other outside business activities, they can only dedicate a limited amount of their time to our company’s operations. This could result in periodic interruptions or suspensions of the business plan.

Because our company officers, Mr. Sharpe and Mr. Kellison have other outside business interests, they will only be able to devote a limited amount of their time to our operations. Our company’s operations may occur at times which are inconvenient to Mr. Sharpe and Mr. Kellison, which could result in the development of our plan being periodically interrupted or suspended.

If our officers and directors resign or die without having found replacements, our operations may be suspended or cease altogether. Should that occur, it could result in a loss of your investment.

We have two officers and three directors and we are entirely dependent upon them in order to conduct our operations. If they should resign or die, there may be no one to run Coronado Corp. Our company has no Key Man insurance. If such an event were to take place and we were unable to find other persons to run our company, our operations could be suspended or cease entirely, and this could result in the loss of your investment.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. [Removed and Reserved]

None.

Item 5. Other Information

On April 15, 2011 Drew Bonnell resigned as chief financial officer, secretary, treasurer and director of our company

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

CORONADO CORP.
(Registrant)

Dated: May 13, 2011	/s/ Donald Sharpe
Donald Sharpe
President and Director
(Principal Executive Officer, Principal Financial
Officer and Principle Accounting Officer)