Form 10-Q/A
period 2011-03-31
Coronado Corp.
filed 2011-05-17
CIK 1365022

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q /A
Amendment #1

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
[ ] YES [ ] NO

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 5,000,000 common shares issued and outstanding as of May 16 , 2011

PART 1 – FINANCIAL INFORMATION

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

Coronado Corp.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

			Cumulative
	For the	For the	from
	Three Months	Three Months	January 9, 2006
	Ended	Ended	(Inception)
	March 31,	March 31,	to March 31,
	2011	2010	2011

OPERATING ACTIVITIES
Net Loss	$(23,533)	$(44,785)	$(617,062)

Adjustment to Reconcile Net Loss to Cash Used in Operating Activities:
Depreciation and amortization	-	-	22,170
Loss on exploration advance	-	-	325,000
Loss on disposition of subsidiary	-	-	3,085
Changes in Operating Assets and Liabilities:
Increase (decrease) in accounts payable and accrued liabilities	8,056	18,373	27,610
Increase (decrease) in due to related parties	-	7,598	-
Increase (decrease) in accrued interest to related parties	10,320	8,220	48,924
Net cash used in operating activities	(5,157)	(10,594)	(190,273)
INVESTING ACTIVITIES
Leasehold improvements	-	-	(16,243)
Machinery and equipment	-	-	(16,935)
Goodwill	-	-	(577)
Net cash used in investing activities	-	-	(33,755)
FINANCING ACTIVITIES
Notes payable – related parties	-	-	8,500
Promissory notes – related parties	5,000	38,000	101,074
Common stock issued for cash	-	-	114,454
Net cash provided by financing activities	5,000	38,000	224,028
INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS	(157)	27,406	-
CASH AND CASH EQUIVALENTS AT BEGINNING OF
PERIOD	157	1,345	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$-	$28,751	$-
Supplemental Cash Flow Disclosures:
Cash paid for:
Interest expense	$-	$-	$-
Income taxes	$-	$-	$-
Non-Cash Financing and Investing Activities:
Exploration advance paid by related parties	$-	$-	$(325,000)
Notes payable – related parties cancelled on disposition of subsidiary	$-	$-	$8,500

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

Our operating results for the three months ended March 31, 2011, for the three months ended March 31, 2010 and the changes between those periods for the respective items are summarized as follows:

		Three Months Ended March 31, 2011		Three Months Ended March 31, 2010		Change Between Three Month Period Ended March 31, 2010 and March 31, 2009
Revenue	$	Nil	$	Nil	$	Nil
Depreciation and amortization		Nil		Nil		Nil
Financing Costs		Nil		25,000		(25,000)
General and administrative		4,441		210		4,231
Interest Expense		10,320		8,219		2,101
Professional fees		8,266		11,600		(3,334)
Loss on exploration advance		Nil		Nil		Nil
Loss on disposition of subsidiary		Nil		Nil		Nil
Other expenses		506		(244)		750
Net (Loss)		$(23,533)		(44,785)		21,252

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

CORONADO CORP.
(Registrant)

Dated: May 16 , 2011	/s/ Donald Sharpe
Donald Sharpe
President and Director
(Principal Executive Officer, Principal Financial
Officer and Principle Accounting Officer)