Form 10-Q
period 2011-06-30
Coronado Corp.
filed 2011-08-15
CIK 1365022

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to ______________________

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
[   ] YES    [   ] NO

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 5,000,000 common shares issued and outstanding as of August 12, 2011

PART 1 – FINANCIAL INFORMATION

Item 1.    Financial Statements.

Our unaudited interim consolidated financial statements for the six month period ended June 30, 2011 form part of this quarterly report. They are stated in United States Dollars and are prepared in accordance with United States generally accepted accounting principles.

CORONADO CORP.

(A Development Stage Company)

INTERIM FINANCIAL STATEMENTS

JUNE 30, 2011

(Unaudited)

CORONADO CORP.
(A Development Stage Company)

INDEX TO INTERIM FINANCIAL STATEMENTS

FOR THE PERIOD OF JANUARY 9, 2006 (INCEPTION) TO JUNE 30, 2011

Page(s)

Interim Balance Sheets at June 30, 2011(Unaudited) and December 31, 2010	F-1

Interim Statements of Operations for the three and six months ended June 30, 2011 and 2010, and the cumulative totals from January 9, 2006 (Inception) to June 30, 2011 (Unaudited)	F-2

Interim Statements of Cash Flows for the six months ended June 30, 2011 and 2010, and cumulative totals from January 9, 2006 (Inception) to June 30, 2011 (Unaudited)	F-3

Notes to Interim Financial Statements (Unaudited)	F-4

Coronado Corp
(A Development Stage Company)
Balance Sheets
(Unaudited)

ASSETS

	June 30,	December 31,
	2011	2010

CURRENT ASSETS
Cash and cash equivalents	$5,529	$157
TOTAL ASSETS	$5,529	$157

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	23,278	19,553
Due to related parties	441,075	421,075
Accrued interest to related parties	59,395	38,604
Total current liabilities	523,748	479,232

STOCKHOLDERS' DEFICIT
Common stock
Authorized: 100,000,000 common shares, $0.001 par value Issued and outstanding shares: 5,000,000	5,000	5,000
Additional paid-in capital	109,454	109,454
Deficit accumulated during the development stage	(632,673)	(593,529)
Total Stockholders’ Deficit	(518,219)	(479,075)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$5,529	$157

The accompanying notes are an integral part of these unaudited financial statements.

Coronado Corp.
(A Development Stage Company)
Statements of Operations
(Unaudited)

	Three Months	Three Months	Six Months	Six Months		January 9, 2006
	Ended	Ended	Ended	Ended		(Inception)
	June 30,	June 30,	June 30,	June 30,		to June 30,
	2011	2010	2011	2010		2011

EXPENSES:
Professional fees	$3,772	$10,729	$12,038	$47,329 $		183,845
Depreciation and amortization	-	-	-	-		22,170

General and administrative	1,900	2,555	6,340	2,765		44,203
Total operating expenses	5,672	13,284	18,378	50,094		250,218

Other Expense (Income)
Gain on forgiveness of debt	-	-	-	-		(5,000)
Interest expense related parties	10,471	9,090	20,791	17,309		59,395
Loss (gain) on foreign exchange	(532)	(42)	(25)	(286)		(25)
Loss on exploration advance	-	-	-	-		325,000
Loss on disposition of subsidiary	-	-	-	-		3,085

Net Loss	$(15,611)	$(22,332)	$(39,144)	$(67,117	) $	(632,673)

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average number of common shares outstanding	5,000,000	5,175,000	5,000,000	5,175,000

The accompanying notes are an integral part of these unaudited financial statements.

Coronado Corp.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

	Six Months	Six Months	January 9, 2006
	Ended	Ended	(Inception)
	June 30,	June 30,	to June 30,
	2011	2010	2011

OPERATING ACTIVITIES
Net Loss	$(39,144)	$(67,117)	$(632,673)

Adjustment to Reconcile Net Loss to Cash Used in Operating Activities:
Depreciation and amortization	-	-	22,170
Loss on exploration advance	-	-	325,000
Loss on disposition of subsidiary	-	-	3,085
Changes in Operating Assets and Liabilities:
Increase in accounts payable and accrued liabilities	3,725	18,170	23,279
Increase in due to related parties	-	1,500	-
Increase in accrued interest to related parties	20,791	17,309	59,395
Net cash used in operating activities	(14,628)	(30,138)	(199,744)
INVESTING ACTIVITIES
Leasehold improvements	-	-	(16,243)
Machinery and equipment	-	-	(16,935)
Goodwill	-	-	(577)
Net cash used in investing activities	-	-	(33,755)
FINANCING ACTIVITIES
Notes payable – related parties	-	-	8,500
Promissory notes – related parties	20,000	40,000	122,172
Repayments to related party notes	-	-	(6,098)
Common stock issued for cash	-	-	114,454
Net cash provided by financing activities	20,000	40,000	239,028
INCREASE IN CASH AND CASH EQUIVALENTS	5,372	9,862	5,529
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	157	1,345	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$5,529	$11,207	$5,529
Supplemental Cash Flow Disclosures:
Cash paid for:
Interest expense	$-	$-	$-
Income taxes	$-	$-	$-
Non-Cash Financing and Investing Activities:
Exploration advance paid by related parties	$-	$-	$(325,000)
Notes payable – related parties cancelled on disposition of subsidiary	$-	$-	$8,500

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of June 30, 2011, the Company has accumulated losses of $632,673 since inception, has a working capital deficiency of $518,219 and has earned no revenues since inception. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2011.

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

Coronado Corp.
(A Development Stage Company)
Notes to Interim Financial Statements
(Unaudited)

3.	Notes Payable – Related Parties

As of June 30, 2011 and December 31, 2010, the Company is indebted to a privately held company owned and controlled by the Company’s president in the amount of $162,500, and to another shareholder in the amount of $162,500. The amounts bear 10% annual interest and are unsecured and have no terms of repayment.

During the six months ended June 30, 2011 the Company issued promissory notes to its shareholders in the amount of $20,000. As of June 30, 2011, the Company is indebted to shareholders in the amount of $110,000 (December 31, 2010 - $90,000). The amounts bear 10% annual interest, are unsecured and have maturity dates as follows: $40,000 matured on December 31, 2010, $50,000 matured on June 30, 2011, $5,000 matures on January 13, 2012 and $15,000 matures on April 18, 2012. The notes which mature on December 31, 2010 and June 30, 2011 are now payable upon demand subject to interest continuing to accrue, while a project of merit continues to be pursued, and/or an alternate liquidation plan is found for the company.

As of June 30, 2011 and December 31, 2010, the Company is indebted to various shareholders in the amount of $6,075, net of repayments during the period. The amounts are unsecured, non-interest bearing and have no terms of repayment.

4.	Contingencies and commitments

On March 1, 2010 the Company engaged FIG Partners LLC of Atlanta Georgia (FIG) to provide advisory services and act on a best efforts basis as the Company’s exclusive placement agent in connection with a debt and equity financing relating to an Alaska oil and gas project. A non-refundable retainer of $12,500 was advanced on behalf of the Company by D. Sharpe Management Inc., a privately held company owned and controlled by the Company’s president. The engagement agreement provided for a further $12,500 to be advanced on March 15, 2010 but this amount will not be paid. The Company has agreed to pay FIG a fee equal to 6% of the principal value of securities sold by the Company, plus five year term warrants to purchase common stock in the Company equal to 6% of the principal value of the equity offering, or, in the event of non-equity securities being issued by the Company, five year term warrants with a strike price equal to the 30-day Volume Weighted Average Price on the day of closing the offering, or $0.50, whichever is greater. As of the date of these financial statements, no warrants have been issued as no successful financing has been obtained. Retainer amounts advanced to FIG will be applied against the placement fee due upon completion of any capital raised for the Company by FIG.

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

Our company has sustained losses since inception, January 9, 2006, to June 30, 2011, of $632,673 and relies solely upon the sale of securities and loans from corporate officers and directors for funding.

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

In order to proceed with our plans and to fund overhead and administration expenses, as of June 30, 2011, shareholders of our company advanced $110,000 in loans bearing 10% annual interest, which have been secured by promissory notes.

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

Going Concern

As of June 30, 2011, our company has accumulated losses of $632,673 since inception, has a working capital deficiency of $518,219 and has earned no revenues since inception. Our company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the next twelve months ending June 30, 2012. The ability of our company to emerge from the development stage is dependent upon, among other things, obtaining additional financing to continue operations, and development of its business plan. In response to these problems, management intends to raise additional funds through public or private placement offerings. These factors, among others, raise substantial doubt about our company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations – Three Months Ended June 30, 2011 and Three Months Ended June 30, 2010

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended June 30, 2011, which are included herein.

Our operating results for the three months ended June 30, 2011, for the three months ended June 30, 2010 and the changes between those periods for the respective items are summarized as follows:

	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010	Change Between Three Month Period Ended June 30 2011 and June 30, 2010
Revenue	$-	$-	$-
General and administrative	1,900	2,555	(655)
Interest Expense	10,471	9,090	1,381
Professional fees	3,772	10,729	(6,957)
Other expenses	(532)	(42)	(490)
Net Loss	$(15,611)	(22,332)	(6,721)

Our accumulated losses increased to $632,673 as of June 30, 2011. Our financial statements report a net loss of $15,611 for the three month period ended June 30, 2011 compared to a net loss of $22,332 for the three month period ended June 30, 2010. Our losses have decreased primarily as a result of a decrease in professional fees of $6,957 for the three month period ending June 30, 2011.

Results of Operations – Six Months Ended June 30, 2011 and Six Months Ended June 30, 2010

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended June 30, 2011, which are included herein.

Our operating results for the six months ended June 30, 2011, for the six months ended June 30, 2010 and the changes between those periods for the respective items are summarized as follows:

	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010	Change Between Six Month Period Ended June 30, 2011 and June 30, 2010
Revenue	$-	$-	$-

General and administrative	6,340	2,765	3,576
Interest Expense	20,791	17,309	3,482
Professional fees	12,038	47,329	(35,291)
Other expenses	(25)	(286)	261
Net Loss	$(39,144)	(67,117)	27,972

Our accumulated losses increased to $632,673 as of June 30, 2011. Our financial statements report a net loss of $39,144 for the six month period ended June 30, 2011 compared to a net loss of $67,117 for the six month period ended June 30, 2010. Our losses have decreased primarily as a result of a decrease in professional fees of $35,291 for the six month period ending June 30, 2011

Our total liabilities as of June 30, 2011 were $523,748 as compared to total liabilities of $479,232 as of December 31, 2010. The increase was due to increases in accounts payable and accrued liabilities and amounts due to related parties, including accrued interest to related parties.

Liquidity and Financial Condition

Working Deficit

	June 30,	December 31,
	2011	2010
Current assets	$5,529	157
Current liabilities	(523,748)	(479,232)
Working deficit	$(518,219)	(479,075)

Cash Flows

	June	June 30,
	30, 2011	2010
Cash flows used in operating activities	$(14,628)	(30,138)

Cash flows provided by financing activities	20,000	40,000

Net increase in cash during period	$5,372	9,862

Operating Activities

Net cash used by operating activities was $14,628 in the six months ended June 30, 2011 compared with net cash used in operating activities of $30,138 in the six months ended June 30, 2010. The decrease in use of cash of $15,510 in operating activities is mainly attributable to the decrease in professional fees during the six month period ended June 30, 2011, offset by an increase in interest expense and general and administrative costs.

Investing Activities

There were no investing activities in the six months ended June 30, 2011 nor in the six months ended June 30, 2010.

Financing Activities

Net cash provided by financing activities was $20,000 in the six months ended June 30, 2011 compared to $40,000 provided by financing activities in the six months ended June 30, 2010, due to receipt of shareholder loans during both the six month periods ended June 30, 2011 and 2010.

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

As of June 30, 2011, the end of the quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (who is acting as our principal executive officer, principal financial officer and principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (who is acting as our principal executive officer, principal financial officer and principal accounting officer) believes that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance’s with US generally accepted accounting principles.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during our quarter ended June 30, 2011 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

We were incorporated on January 9, 2006, and we have not started any business operations nor realized any revenues. We have no operating history upon which an evaluation of our future success or failure can be made. As a result, it is possible that we may not generate any revenues in the future. Since inception, to June 30, 2011, our company has incurred a net loss of $632,673.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.   Defaults Upon Senior Securities

None.

Item 4.   [Removed and Reserved]

None.

Item 5.   Other Information

On April 15, 2011 Drew Bonnell resigned as chief financial officer, secretary, treasurer and director of our company.

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

CORONADO CORP.
(Registrant)

Dated: August 15, 2011	/s/ Donald Sharpe
Donald Sharpe
President and Director
(Principal Executive Officer, Principal Financial
Officer and Principle Accounting Officer)