Form 10-Q
period 2011-09-30
Coronado Corp.
filed 2011-11-09
CIK 1365022

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011
or

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
5,000,000 common shares issued and outstanding as of November 9, 2011.

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements.

Our unaudited interim consolidated financial statements for the three and nine month periods ended September 30, 2011 form part of this quarterly report. They are stated in United States Dollars and are prepared in accordance with United States generally accepted accounting principles.

CORONADO CORP.

(A Development Stage Company)

INTERIM FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

(Unaudited)

CORONADO CORP.
(A Development Stage Company)

INDEX TO INTERIM FINANCIAL STATEMENTS

FOR THE PERIOD OF JANUARY 9, 2006 (INCEPTION) TO SEPTEMBER 30, 2011

Page(s)

Interim Balance Sheets at September 30, 2011(Unaudited) and December 31, 2010	F-1

Interim Statements of Operations for the three and nine months ended September 30, 2011 and 2010, and the cumulative totals from January 9, 2006 (Inception) to September 30, 2011 (Unaudited)	F-2

Interim Statements of Cash Flows for the nine months ended September 30, 2011 and 2010, and cumulative totals from January 9, 2006 (Inception) to September 30, 2011 (Unaudited)	F-3

Notes to Interim Financial Statements (Unaudited)	F-4

Coronado Corp
(A Development Stage Company)
Balance Sheets
(Unaudited)

ASSETS

	September 30,	December 31,
	2011	2010

CURRENT ASSETS
Cash and cash equivalents	$875	$157
TOTAL ASSETS	$875	$157

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$23,344	$19,553
Due to related parties	406,324	395,825
Short term debt	34,750	25,250
Accrued interest to related parties	70,828	38,604
Total current liabilities	535,246	479,232

STOCKHOLDERS' DEFICIT
Common stock
Authorized: 200,000,000 preferred shares, $0.001 par value, zero issued and outstanding, respectively	-	-
100,000,000 common shares, $0.001 par value Issued and outstanding shares: 5,000,000, respectively	5,000	5,000
Additional paid-in capital	109,454	109,454
Deficit accumulated during the development stage	(648,825)	(593,529)
Total Stockholders’ Deficit	(534,371)	(479,075)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$875	$157

The accompanying notes are an integral part of these unaudited financial statements.

Coronado Corp.
(A Development Stage Company)
Statements of Expenses
(Unaudited)

	Three Months	Three Months	Nine Months	Nine Months	January 9, 2006
	Ended	Ended	Ended	Ended	(Inception)
	September 30,	September 30,	September 30,	September 30,	to September 30,
	2011	2010	2011	2010	2011

EXPENSES:
Professional fees	$4,368	$58,017	$16,405	$80,346	$188,212
Depreciation and amortization	-	-	-	-	22,170
Financing costs	-	-	-	25,000	-
General and administrative	1,236	5,494	7,576	8,259	45,439
Total operating expenses	5,604	63,511	23,981	113,605	255,821

Other Expense (Income)
Gain on forgiveness of debt	-	-	-	-	(5,000)
Interest expense related parties	11,434	9,391	32,225	26,700	70,829
Loss (gain) on foreign exchange	(885)	213	(910)	(73)	(910)
Loss on exploration advance	-	-	-	-	325,000
Loss on disposition of subsidiary	-	-	-	-	3,085

Net Loss	$(16,153)	$(73,115)	$(55,296)	$(140,232)	$(648,825)

Basic and diluted loss per common share	$(0.00)	$(0.01)	$(0.01)	$(0.03)

Weighted average number of common shares outstanding	5,000,000	5,000,000	5,000,000	5,041,000

The accompanying notes are an integral part of these unaudited financial statements.

Coronado Corp.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

	Nine Months	Nine Months	January 9, 2006
	Ended	Ended	(Inception)
	September 30,	September 30,	to September 30,
	2011	2010	2011

OPERATING ACTIVITIES
Net Loss	$(55,296)	$(140,232)	$(648,825)

Adjustment to Reconcile Net Loss to Cash Used in Operating Activities:
Depreciation and amortization	-	-	22,170
Loss on exploration advance	-	-	325,000
Loss on disposition of subsidiary	-	-	3,085
Changes in Operating Assets and Liabilities:
Increase in accounts payable and accrued liabilities	3,791	23,205	23,344
Increase in due to related parties	-	1,500	-
Increase in accrued interest to related parties	32,223	26,700	70,828
Net cash used in operating activities	(19,282)	(88,827)	(204,398)
INVESTING ACTIVITIES
Leasehold improvements	-	-	(16,243)
Machinery and equipment	-	-	(16,935)
Goodwill	-	-	(577)
Net cash used in investing activities	-	-	(33,755)
FINANCING ACTIVITIES
Notes payable – related parties	10,500	-	19,000
Promissory notes – related parties		64,750	76,922
Short term debt	9,500	25,250	34,750
Repayments to related party notes	-	-	(6,098)
Common stock issued for cash	-	-	114,454
Net cash provided by financing activities	20,000	90,000	239,028
INCREASE IN CASH AND CASH EQUIVALENTS	718	1,173	875
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	157	1,345	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$875	$2,518	$875
Supplemental Cash Flow Disclosures:
Cash paid for:
Interest expense	$-	$-	$-
Income taxes	$-	$-	$-
Non-Cash Financing and Investing Activities:
Exploration advance paid by related parties	$-	$-	$(325,000)
Notes payable – related parties cancelled on disposition of subsidiary	$-	$-	$8,500

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

Reclassifications

Certain prior year amounts have been reclassified to conform with the current year presentation.

2.	Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of September 30, 2011, the Company has accumulated losses of $648,825 since inception, has a working capital deficiency of $534,371 and has earned no revenues since inception. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2011.

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

As of September 30, 2011 and December 31, 2010, the Company is indebted to a privately held company owned and controlled by the Company’s president in the amount of $162,500, and to another shareholder in the amount of $162,500. The amounts bear 10% annual interest and are unsecured and have no terms of repayment.

As of September 30, 2011, company is indebted to majority shareholders and directors of the company in the amount of $406,324. The amounts bear 10% annual interest, are unsecured and all are due on demand with the exception of $5,500 which is due on April 30, 2012.

As of September 30, 2011 and December 31, 2010, the Company is indebted to various shareholders in the amount of $4,574, net of repayments during the period. The amounts are unsecured, non-interest bearing and have no terms of repayment.

4.	Notes Payable

As of September 30, 2011, company has a total of $23,250 in short-term debt due to various lenders. All notes bear 10% annual interest and all are due on demand.

As of September 30, 2011 the company borrowed a total of $11,000 from various lenders. These notes bear 10% annual interest and mature on April 18, 2012.

5.	Contingencies and commitments

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

As used in this current report and unless otherwise indicated, the terms "we", "us", "our" and “our company” mean Coronado Corp., unless otherwise indicated.

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

On December 16, 2009, our company entered into a letter agreement with an oil and gas operator, pursuant to which we would participate for a 15% working interest in a 26,000 acre unit project in Alaska, which was a farm-out from BP Exploration (Alaska) Inc. Consideration for the assignment of the interest in the project would primarily consist of our company funding certain costs in regards to a 2009-2010 winter drilling program and a 15% share of the costs to restart the local processing plant. A deposit of $325,000 pending BP Exploration’s consent to the proposed assignment to our company was posted to secure the letter agreement on behalf of our company, funded in equal amounts of $162,500 each by D. Sharpe Management Inc., a privately held company owned and controlled by our president, and by Michael Bodino, a company shareholder. BP Exploration’s consent to the assignment was granted on January 12, 2010.

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

Our company has sustained losses since inception, January 9, 2006, to September 30, 2011, of $648,825 and relies solely upon the sale of securities and loans from corporate officers and directors for funding.

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

As previously stated, on December 16, 2009, our company entered into a letter agreement with an oil and gas operator, pursuant to which we would participate for a 15% working interest in a 26,000 acre unit project in Alaska, which was a farm-out from BP Exploration (Alaska) Inc. A deposit of $325,000 pending BP Exploration’s consent to the proposed assignment to our company was posted to secure the letter agreement on behalf of our company. BP Exploration’s consent to the assignment was granted on January 12, 2010.

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

In order to proceed with our plans and to fund overhead and administration expenses, as of September 30, 2011, shareholders of our company advanced $110,000 in loans bearing 10% annual interest, which have been secured by promissory notes.

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

Going Concern

As of September 30, 2011, our company has accumulated losses of $648,825 since inception, has a working capital deficiency of $534,371 and has earned no revenues since inception. Our company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the next twelve months ending September 30, 2012. The ability of our company to emerge from the development stage is dependent upon, among other things, obtaining additional financing to continue operations, and development of its business plan. In response to these problems, management intends to raise additional funds through public or private placement offerings. These factors, among others, raise substantial doubt about our company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations – Three Months Ended September 30, 2011 and Three Months Ended September 30, 2010

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended September 30, 2011, which are included herein.

Our operating results for the three months ended September 30, 2011, for the three months ended September 30, 2010 and the changes between those periods for the respective items are summarized as follows:

			Change Between
			Three Month Period
	Three Months	Three Months	Ended
	Ended	Ended	September 30 2011
	September 30,	September 30,	and
	2011	2010	September 30, 2010
Revenue	$-	$-	$-
General and administrative	1,236	5,494	(4,258)
Interest Expense	11,434	9,391	2,043
Professional fees	4,368	58,017	(53,649)
Loss (gain) on foreign exchange	(885)	213	(1,098)
Net Loss	$(16,153)	(73,115)	(56,962)

Our accumulated losses increased to $648,825 as of September 30, 2011. Our financial statements report a net loss of $16,153 for the three month period ended September 30, 2011 compared to a net loss of $73,115 for the three month period ended September 30, 2010. Our losses have decreased primarily as a result of a decrease in professional fees of $53,649 for the three month period ending September 30, 2011.

Results of Operations – Nine Months Ended September 30, 2011 and Nine Months Ended September 30, 2010

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended September 30, 2011, which are included herein.

Our operating results for the nine months ended September 30, 2011, for the nine months ended September 30, 2010 and the changes between those periods for the respective items are summarized as follows:

			Change Between
			Nine Month Period
	Nine Months	Nine Months	Ended
	Ended	Ended	September 30, 2011
	September 30,	September 30,	and
	2011	2010	September 30, 2010
Revenue	$-	$-	$-
Financing costs	-	25,000	(25,000)
General and administrative	7,577	8,259	(682)
Interest Expense	32,225	26,700	5,525
Professional fees	16,404	80,346	(63,942)
Loss (gain) on foreign exchange	(910)	(73)	(837)
Net Loss	$55,296	(140,232)	(84,936)

Our accumulated losses increased to $648,825 as of September 30, 2011. Our financial statements report a net loss of $55,296 for the nine month period ended September 30, 2011 compared to a net loss of $140,232 for the nine month period ended September 30, 2010. Our losses have decreased primarily as a result of a decrease in professional fees of $63,942 for the nine month period ending September 30, 2011.

Our total liabilities as of September 30, 2011 were $535,246 as compared to total liabilities of $479,232 as of December 31, 2010. The increase was due to increases in accounts payable and accrued liabilities and amounts due to related parties, including accrued interest to related parties.

Liquidity and Financial Condition

Working Deficit

	September 30,	December 31,
	2011	2010
Current assets	$875	157
Current liabilities	(535,246)	(479,232)
Working deficit	$(534,371)	(479,075)

Cash Flows

	September	September 30,
	30, 2011	2010
Cash flows used in operating activities	$(19,282)	(88,827)
Cash flows provided by financing activities	20,000	90,000
Net increase in cash during period	$718	1,173

Operating Activities

Net cash used by operating activities was $19,282 in the nine months ended September 30, 2011 compared with net cash used in operating activities of $88,827 in the nine months ended September 30, 2010. The decrease in use of cash in operating activities of $69,545 is mainly attributable to the decrease in professional fees during the nine month period ended September 30, 2011, offset by an increase in interest expense and general and administrative costs.

Investing Activities

There were no investing activities in the nine months ended September 30, 2011 or in the nine months ended September 30, 2010.

Financing Activities

Net cash provided by financing activities was $20,000 in the nine months ended September 30, 2011 compared to $90,000 provided by financing activities in the nine months ended September 30, 2010, due to receipt of shareholder loans during both the nine month periods ended September 30, 2011 and 2010.

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

As the end of the quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (who is acting as our principal executive officer, principal financial officer and principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (who is acting as our principal executive officer, principal financial officer and principal accounting officer) believes that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance’s with US generally accepted accounting principles.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during our quarter ended September 30, 2011 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

We were incorporated on January 9, 2006, and we have not started any business operations nor realized any revenues. We have no operating history upon which an evaluation of our future success or failure can be made. As a result, it is possible that we may not generate any revenues in the future. Since inception, to September 30, 2011, our company has incurred a net loss of $648,825.

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

We have two officers and three directors and we are entirely dependent upon them in order to conduct our operations. If they should resign or die, there may be no one to run our company. Our company has no key man insurance. If such an event were to take place and we were unable to find other persons to run our company, our operations could be suspended or cease entirely, and this could result in the loss of your investment.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. [Removed and Reserved]

None.

Item 5. Other Information

On October 20, 2011, we accepted the resignations of Michael David and Larry Kellison as directors of our company. The resignations of Michael David and Larry Kellison were not due to any disagreement with our company.

Item 6. Exhibits

Exhibit
Number	Description

(3)	(i) Articles of Incorporation; and (ii) Bylaws

3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2, filed on June 15, 2006).

3.2	Bylaws (incorporated by reference from our Registration Statement on Form SB-2, filed on June 15, 2006).

3.3	Certificate of Amendment (incorporated by reference from our Current Report on Form 8-K filed on June 28, 2010)

Exhibit
Number	Description

(14)	Code of Ethics

14.1	Code of Business Conduct and Ethics (incorporated by reference from our Annual Report on Form 10-KSB filed on June 26, 2007).

(31)	Rule 13a-14(a)/15d-14(a) Certifications

31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Donald Sharpe

(32)	Section 1350 Certifications

32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of Donald Sharpe

101**	Interactive Data File (Form 10-Q for the quarterly period ended September 30, 2011 furnished in XBRL).

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**

Furnished herewith. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of any registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORONADO CORP.
(Registrant)

Dated: November 9, 2011	/s/ Donald Sharpe
Donald Sharpe
President and Director
(Principal Executive Officer, Principal Financial
Officer and Principle Accounting Officer)