Form 10-K
period 2011-12-31
Coronado Corp.
filed 2012-03-07
CIK 1365022

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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
Yes [X]    No [   ]

The aggregate market value of Common Stock held by non-affiliates of the Registrant on June 30, 2011 was $Nil based on a $Nil average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. (There was no bid or ask price of our common shares during this quarter).

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.
5,433,332 as of March 6, 2012

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

General Overview

We were incorporated in the State of Nevada on January 9, 2006. Our company was originally formed as a health services company that intended to build and operate a dental clinic in Costa Rica..

Since inception to mid December 2009 our company actively pursued its dental and health related business. A change occurred on March 31, 2009, when our company transferred ownership of its wholly-owned subsidiary, Bosque Tranquilo S.A., to Alejandro Quesada, a former officer and director of our company, including all assets, title, interest and liabilities of the subsidiary. In consideration of this transfer, Mr. Quesada has agreed to waive any claim to money owed to him by our company as of March 31, 2009. Effective March 30, 2009, Mr. Quesada resigned his officer positions of our

From April 1, 2009 through to December 2009 management of our company redirected our business focus towards launching and operating a website to promote dental services and vacation packages in Costa Rica. Specifically, our company was to introduce the public to the services of various third-party dentists and dental clinics in Costa Rica for a fee from both the consumer and the dentist. The plan was for our company to also arrange for hotel accommodations and tour packages for those individuals. Management at the time was to utilize the services of the dentists and dental clinics with whom our company had introduced to. Management registered the internet domain name www.dental-vacation.com, which was to be used for promoting these services. Due to the inability to generate revenues and continue with operations, management elected to alter our company’s business direction in mid December 2009.

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

Due to the severe timing restrictions involved, we were unable to secure funding as required to participate in the project, and the Letter Agreement and obligations pursuant to the agreement expired on January 15, 2010, thus terminating the agreement with the oil and gas operator. With the expiry of the Letter Agreement the company has expensed the $325,000 deposit. Management continues to research other potential opportunities, as noted below.

On June 25, 2010, we increased our authorized capital to include 200,000,000 shares of preferred stock having $0.001 par value. Our directors and a majority of our shareholders approved the creation of preferred stock on April 28, 2010. Our authorized capital consists of 100,000,000 shares of common stock, $0.001 par value and 200,000,000 shares of preferred stock, $0.001 par value.

Effective December 16, 2011, we entered into a debt settlement and subscription agreement with Michael Bodino wherein Bodino has agreed to the issuance of 216,666 shares of our common stock at a deemed price of $0.75 per share to settle debt along with accrued interest in the amount of $162,500.

Effective December 16, 2011, we entered into a debt settlement and subscription agreement with D. Sharpe Management Inc., a company controlled by our sole director and officer, wherein D. Sharpe Management has agreed to the issuance of 216,666 shares of our common stock at a deemed price of $0.75 per share to settle debt along with accrued interest owed to D. Sharpe Management in the amount of $162,500.

On December 8, 2011, we entered into an Agreement and Plan of Merger with Vampt Beverage USA, Corp. a Nevada corporation, and VB Acquisition Corp. (“VB Acquisition”), a direct wholly-owned subsidiary of our company.

Upon consummation of the merger, Vampt will become a wholly-owned subsidiary of our company. Under the Merger Agreement, we will issue up to 13,695,325 shares of our common stock as consideration for all of the issued and outstanding shares of common stock of Vampt, and grant up to 2,880,584 share purchase warrants in exchange for all issued and outstanding share purchase warrants of Vampt, as at the effective time of the Merger. Additional share consideration may be payable to Vampt shareholders, which will be determined by the financing activity of Vampt prior to the completion of the merger.

The merger is conditioned upon, among other things, approvals by Vampt stockholders, no legal impediment to the merger, the absence of any material adverse effect on our company or Vampt, completion of due diligence reviews by both companies, and any other necessary approvals. The Merger Agreement contains certain closing conditions that must be satisfied. In addition, we are to be free of material liabilities at closing and are to have no more than 6.5 million shares issued and outstanding at the time of closing. As a result, we intend to settle certain current debts for shares and enter into an equity private placement to fund the balance of our debt obligations.

Our fiscal year end is December 31st.

Our company has sustained losses since inception, January 9, 2006, to December 31, 2011, of $669,962 and relies solely upon the sale of securities and loans from corporate officers and directors for funding.

Our Current Business

At the beginning of our last fiscal year, we were to be engaged in the business of exploration and development of oil and gas properties. However, as noted above, we were not able to proceed with that project. Over the next twelve months we intend to secure a project of merit, which we currently anticipate being the acquisition of Vampt as described herein.

On December 8, 2011, we entered into an Agreement and Plan of Merger with Vampt Beverage USA, Corp. a Nevada corporation, and VB Acquisition Corp. (“VB Acquisition”), a direct wholly-owned subsidiary of our company.

Upon consummation of the merger, Vampt will become a wholly-owned subsidiary of our company. Under the Merger Agreement, we will issue up to 13,695,325 shares of our common stock as consideration for all of the issued and outstanding shares of common stock of Vampt, and grant up to 2,880,584 share purchase warrants in exchange for all issued and outstanding share purchase warrants of Vampt, as at the effective time of the Merger. Additional share consideration may be payable to Vampt shareholders, which will be determined by the financing activity of Vampt prior to the completion of the merger.

The merger is conditioned upon, among other things, approvals by Vampt stockholders, no legal impediment to the merger, the absence of any material adverse effect on our company or Vampt, completion of due diligence reviews by both companies, and any other necessary approvals. The Merger Agreement contains certain closing conditions that must be satisfied. In addition, we are to be free of material liabilities at closing and are to have no more than 6.5 million shares issued and outstanding at the time of closing. As a result, we intend to settle certain current debts for shares and enter into an equity private placement to fund the balance of our debt obligations.

We have incurred $Nil in research and development expenditures over the last two fiscal years.

Employees

Currently our only employee is our sole director and officer who is donating his time to the development of our company and intends to do whatever work is necessary in order to bring us to the point of being able to implement our business plan.

Item 1A.    Risk Factors

Our business operations are subject to a number of risks and uncertainties, including, but not limited to those set forth below:

We are a start-up company with a lack of operating history and profitability. Our company has incurred losses since inception, and we expect those losses to continue in the future. As a result, we may have to suspend or cease operations.

We were incorporated on January 9, 2006, and we have not started any business operations nor realized any revenues. We have no operating history upon which an evaluation of our future success or failure can be made. As a result, it is possible that we may not generate any revenues in the future. Since inception, to December 31, 2011, we have incurred a net loss of $669,962.

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

Because we are a small company and we do not have much capital, if we are unable to raise additional funds to meet our needs we may have to scale back our operations, which could result in a loss of your investment.

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

Because our sole director and officer has other outside business activities, he can only dedicate a limited amount of his time to our operations. This could result in periodic interruptions or suspensions of the business plan.

Because our sole director and officer has other outside business interests, he will only be able to devote a limited amount of his time to our operations. Our operations may occur at times which are inconvenient to our sole director and officer, which could result in the development of our plan being periodically interrupted or suspended.

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

We Are A "Shell" Company And Our Shares Are Subject To Restrictions On Resale.

As we currently have nominal operations and our assets consist of cash, and/or cash equivalents, we will be deemed a "shell company" as defined in Rule 12b-2 of the Securities Exchange Act of 1934. Accordingly, until we are no longer a "shell company," we will file a Form 10 level disclosure, and continue to be a reporting company pursuant to the Securities Exchange Act of 1934, as amended, and for twelve months, shareholders holding restricted, non-registered shares will not be able to use the exemptions provided under Rule 144 for the resale of their shares of common stock. Preclusion from any prospective investor using the exemptions provided by Rule 144 may be more difficult for us to sell equity securities or equity-related securities in the future to investors that require a shorter period before liquidity or may require us to expend limited funds to register their shares for resale in a future prospectus.

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

Item 1B.    Unresolved Staff Comments

None.

Item 2.      Properties

Executive Offices

Our principal place of business is located at 518 17th Street, Suite 1000, Denver, Colorado, telephone number 303.623.1440 . The availability of this space for our use could change at any time.

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

Item 4.      Mine Safety Disclosures

Not applicable.

PART II

Item 5.      Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is currently quoted on the Over-The-Counter Bulletin Board (OTCBB) under the symbol “CRAO”. Our common stock has been quoted on the OTCBB since February 14, 2007.

Our common stock has not had any trading activity, since first being quoted on February 14, 2007.

Our shares are issued in registered form. Island Stock Transfer is the registrar and transfer agent for our common shares.

On March 6, 2012, the shareholders' list showed 17 registered shareholders and 5,433,332 common shares outstanding.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We did not sell any equity securities which were not registered under the Securities Act during the year ended December 31, 2011 that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended December 31, 2011.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended December 31, 2011.

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

Overview

The following plan of operation should be read in conjunction with our financial statements and the notes thereto included elsewhere in this report. Statements contained herein which are not historical facts are forward-looking statements, including statements relating to our plans, objectives, expectations and intentions. Although we believe that the expectations reflected in such forward-looking statements are reasonable, forward-looking statements are subject to risks and uncertainties that could cause actual results to differ from those projected. We caution investors that any forward-looking statements made by us are not guarantees of future performance and that actual results may differ materially from those in the forward-looking statements. Such risks and uncertainties include, without limitation: established competitors who have substantially greater financial resources and operating histories, regulatory delays or denials, ability to compete as a start-up company in a highly competitive market, and access to sources of capital.

Results of Operations

We have conducted no material operations during the period ended December 31, 2011, and do not have any present operations. During the period ended December 31, 2011, we generated no revenues. Accordingly, a discussion of our results of operations is not meaningful and will not be presented herein.

Twelve Months Ended December 31, 2011 and December 31, 2010

The following summary of our results of operations should be read in conjunction with our financial statements for the year ended December 31, 2011, which are included herein.

Our operating results for the twelve months ended December 31, 2011, for the twelve months ended December 31, 2010 and the changes between those periods for the respective items are summarized as follows:

			Change Between
			Twelve Month Period
			Ended
			December 31, 2011 and
	Twelve Months Ended	Twelve Months Ended	Twelve month period
	December 31,	December 31,	ended December 31,
	2011	2010	2010
Revenue	$-	$-	$-
General and administrative	9,698	9,531	167
Professional fees	26,152	98,209	(72,057)
Gain on foreign exchange	(1,182)	630	(1,812)
Interest expense on related party debt	41,765	37,250	4,515
Net (Loss)	$(76,433)	$(145,620)	$(69,187)

Our accumulated losses increased to $669,962 as of December 31, 2011. Our financial statements report a net loss of $76,433 for the year ended December 31, 2011 compared to a net loss of $145,620 for the year ended December 31, 2010. Our losses have decreased primarily as a result of a decrease in professional fees and general and administrative, offset by an increase in interest on related party debt.

Our total liabilities as of December 31, 2011 were $165,479 as compared to total liabilities of $479,232 as of December 31, 2010. The decrease was due to settlement of debt with Michael Bodino in the amount $162,500 and with D. Sharpe Management Inc., a company controlled by our sole director and officer in the amount of $162,500.

Liquidity and Capital Resources

The report of our auditors on our audited financial statements for the fiscal year ended December 31, 2011, contains a going concern qualification as we have suffered losses since our inception. We have minimal assets and have achieved no operative revenues since our inception. We have depended on loans and sales of equity securities to conduct operations. Unless and until we commence material operations and achieve material revenues, we will remain dependent on financings to continue our operations. We will be required to raise additional capital over the next twelve months to meet our ongoing expenses.

Working Capital

	At	At
	December 31,	December 31,
	2011	2010
Current assets	$-	$157
Current liabilities	165,479	479,232
Working capital (deficit)	$(165,479)	$(479,075)

Cash Flows

	At	At
	December	December
	31, 2011	31, 2010
Cash flows provided by (used in) operating activities	$(21,348)	$(97,262)
Cash flows provided by (used in) investing activities	-	-
Cash flows provided by (used in) financing activities	21,191	96,074
Net increase (decrease) in cash during period	$(157)	$(1,188)

Operating Activities

Net cash used by operating activities was $21,348 in the year ended December 31, 2011 compared with $97,262 in the year ended December 31, 2010. The decrease in use of cash of $75,914 in operating activities is mainly attributable to the decrease in general and administrative costs and professional fees.

Investing Activities

Net cash used in investing activities was $0 in the year ended December 31, 2011 compared to net cash used in investing activities of $0 in the year ended December 31, 2010.

Financing Activities

In order to proceed with our plans and to fund overhead and administration expenses, effective March 2010, shareholders of our company advanced approximately $40,000 in loans bearing 10% annual interest, which have been secured by promissory notes. In September 2010, shareholders advanced another $50,000 in shareholder loans bearing 10% annual interest, which have been secured by promissory notes. On September 20, 2010 we paid $50,000 to Katten Muchin Rosenman LLP of New York, New York as retainer to prepare legal documentation of a proposed agreement related to the Alaska oil and gas project described above. These negotiations for the Alaska project were terminated on October 11, 2010 and the $50,000 was charged to expense through professional fees. On January 13, 2011, we received $5,000 in the form of a shareholder loan

Net cash provided by financing activities was $21,191 in the year ended December 31, 2011 compared to $96,074 in the year ended December 31, 2010. The decrease in cash provided by financing activities was attributable to net shareholder loans received, after repayments, during the period.

Plan of Operation and Cash Requirements

Our plan over the next 12 months is to research projects of merit, with the goal of closing the transaction that we have identified and into an agreement in regards to, as noted herein. In order to carry out our plans we will require the matching funding to cover acquisition costs, working capital, and any other related or ongoing expenditures until sufficient revenue is generated to sustain operations.

As previously disclosed, in a prior year we had entered into a Letter Agreement with an oil and gas operator, pursuant to which we would participate for a 15% working interest in a 26,000 acre unit project in Alaska, which was a farm-out from BP Exploration (Alaska) Inc. A deposit of $325,000 was posted to secure the Letter Agreement on behalf of our company, funded in equal amounts of $162,500 each by D. Sharpe Management Inc., a privately held company owned and controlled by our president, and by Michael Bodino, a company shareholder. These deposit amounts, including accrued and unpaid interest, have been settled with share issuances to the creditors, as disclosed herein.

In order to proceed with our plans and to fund overhead and administration expenses, effective March 2010, shareholders of our company advanced approximately $40,000 in loans bearing 10% annual interest, which have been secured by promissory notes. In September 2010, shareholders advanced another $50,000 in shareholder loans bearing 10% annual interest, which have been secured by promissory notes. On September 20, 2010 we paid $50,000 to Katten Muchin Rosenman LLP of New York, New York as retainer to prepare legal documentation of a proposed agreement related to the Alaska oil and gas project described above. These negotiations for the Alaska project were terminated on October 11, 2010 and the $50,000 was charged to expense through professional fees. On January 13, 2011, we received $5,000 in the form of a shareholder loan.

Our management has been analyzing the various alternatives available to our company to ensure our survival and to preserve our shareholder's investment in our common shares. This analysis has included sourcing additional forms of financing to continue our business as is, or mergers and/or acquisitions. At this stage in our operations, we believe either course is acceptable, as our operations have not been profitable and our future prospects for our business are not good without further financing.

We are focusing our preliminary merger/acquisition activities on potential business opportunities with established business entities for the merger of a target business with our company. In certain instances, a target business may wish to become a subsidiary of our company or may wish to contribute assets to our company rather than merge. We anticipate that any new acquisition or business opportunities by our company will require additional financing. There can be no assurance, however, that we will be able to acquire the financing necessary to enable us to pursue our plan of operation. If our company requires additional financing and we are unable to acquire such funds, our business may fail.

In implementing a structure for a particular business acquisition or opportunity, we may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. We may also acquire stock or assets of an existing business. Upon the consummation of a transaction, it is likely that our present management will no longer be in control of our company and our existing business will close down. In addition, it is likely that our officers and directors will, as part of the terms of the acquisition transaction, resign and be replaced by one or more new officers and directors.

We anticipate that the selection of a business opportunity in which to participate will be complex and without certainty of success. Management believes that there are numerous firms in various industries seeking the perceived benefits of being a publicly registered corporation. Business opportunities may be available in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

We may seek a business opportunity with entities who have recently commenced operations, or entities who wish to utilize the public marketplace in order to raise additional capital in order to expand business development activities, to develop a new product or service, or for other corporate purposes. We may acquire assets and establish wholly-owned subsidiaries in various businesses or acquire existing businesses as subsidiaries. At this stage, we can provide no assurance that we will be able to locate compatible business opportunities, what additional financing we will require to complete a combination or merger with another business opportunity, or whether the opportunity's operations will be profitable.

As of the date hereof, we have not been successful in our business development efforts. Historically, we have been able to raise a limited amount of capital through private placements of our equity stock, but we are uncertain about our continued ability to raise funds privately. Further, we believe that our company may have more difficulties raising capital for our existing operations than for a new business opportunity. We have not entered into any formal written agreements for a business combination or opportunity. If any such agreement is reached, we intend to disclose such an agreement by filing a current report on Form 8-K with the Securities and Exchange Commission.

If we are unable to secure adequate capital to continue our business or alternatively, complete a merger or acquisition, our shareholders will lose some or all of their investment and our business will likely fail.

If we do not proceed with the acquisition of Vampt, and presuming maintenance of our current operations and the investigation of possible acquisitions, over the next twelve months we expect to expend funds as follows:

Estimated Net Expenditures During the Next Twelve Months

$
General, Administrative, and Corporate Expenses	175,000
Contingencies and Other	25,000
Total	200,000

We have suffered recurring losses from operations. The continuation of our company is dependent upon our company attaining and maintaining profitable operations and raising additional capital as needed.

The continuation of our business is dependent upon obtaining further financing, a successful program of acquisitions, and, finally, achieving a profitable level of operations. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

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

Going Concern

As of December 31, 2011, our ccompany has accumulated losses of $669,962 since inception, has a working capital deficiency of $165,479 and has earned no revenues since inception. Our ccompany intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2012. The ability of our ccompany to emerge from the development stage is dependent upon, among other things, obtaining additional financing to continue operations, and development of its business plan. In response to these problems, management intends to raise additional funds through public or private placement offerings. These factors, among others, raise substantial doubt about our ccompany’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Our company regularly evaluates estimates and assumptions. Our company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by our company may differ materially and adversely from our company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected. The most significant estimates with regard to these financial statements relate to the provision for income taxes, depreciation and amortization.

Long-Lived Assets

In accordance with ASC 360, Property Plant and Equipment, our company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the discounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value.

Financial Instruments

Our company’s financial instruments consist principally of cash and cash equivalents, accounts payable, and notes payable. Pursuant to ASC 820, Fair Value Measurements and Disclosures and ASC 825, Financial Instruments, the fair value of our cash equivalents is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. Management believes that the recorded values of all of our other financial instruments approximate their current fair values because of their nature and respective relatively short maturity dates or durations.

Recent Accounting Pronouncements

Our company has evaluated all the recent accounting pronouncements through the filing date and believes that none of them will have a material effect on our company.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 8.      Financial Statements and Supplementary Data

CORONADO CORP.

(A Development Stage Company)

FINANCIAL STATEMENTS

DECEMBER 31, 2011 and 2010

CORONADO CORP.
(A Development Stage Company)

INDEX TO FINANCIAL STATEMENTS

FOR THE PERIOD OF JANUARY 9, 2006 (INCEPTION) TO DECEMBER 31, 2011

Page(s)

Report of Independent Registered Public Accounting Firm	F-1

Balance Sheets at December 31, 2011 and 2010	F-2

Statements of Expenses for the year ended December 31, 2011 and the year ended December 31, 2010, and the cumulative totals from January 9, 2006 (Inception) to December 31, 2011	F-3

Statements of Stockholders' Deficit for the period of January 9, 2006 (Inception) to December 31, 2011	F-4

Statements of Cash Flows for the year ended December 31, 2011 and the year ended December 31, 2010, and the cumulative totals from January 9, 2006 (Inception) to December 31, 2011	F-5

Notes to the Financial Statements	F-6

18

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
Coronado Corp. (a development stage company)
Vancouver, BC, CANADA

We have audited the accompanying balance sheet of Coronado Corp. (a development stage company) (the “Company”) as of December 31, 2011 and 2010, and the related statements of expenses, stockholders’ deficit and cash flows for each of the years then ended, and the period from January 9, 2006 (inception) through December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the years then ended, and the period from January 9, 2006 (inception) through December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ MaloneBailey, LLP
www.malonebailey.com
Houston, Texas
March 6, 2012

Coronado Corp.
(A Development Stage Company)
Balance Sheets

ASSETS

	December 31,	December 31,
	2011	2010

CURRENT ASSETS
Cash and cash equivalents	$-	$157
TOTAL ASSETS	$-	$157

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$32,873	$19,553
Promissory notes due to related parties	69,766	390,575
Short term debt	47,500	30,500
Accrued interest to related parties	15,340	38,604
Total current liabilities	165,479	479,232

Commitment & Contingencies	-	-

STOCKHOLDERS' DEFICIT
Capital Stock
Authorized: 200,000,000 preferred shares, $0.001 par value, zero issued and outstanding, respectively 100,000,000 common shares, $0.001 par value Issued and outstanding shares: 5,433,332 common shares (2010 - 5,000,000 common shares)	5,433	5,000
Additional paid-in capital	499,050	109,454
Deficit accumulated during the development stage	(669,962)	(593,529)
Total Stockholders’ Deficit	(165,479)	(479,075)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$157

The accompanying notes are an integral part of these financial statements.

Coronado Corp.
(A Development Stage Company)
Statements of Expenses

		Year	January 9, 2006
	Year Ended	Ended	(Inception)
	December 31,	December 31,	to December 31,
	2011	2010	2011

EXPENSES:
Professional fees	$26,152	$98,209	$197,959
Depreciation and amortization	-	-	22,170
General and administrative	9,698	9,531	46,931
Total operating expenses	35,850	107,740	267,060

Total Expenses	(35,850)	(107,740)	(267,060)

Other Income (Expense)
Interest expense related parties	(41,765)	(37,250)	(80,369)
Gain (loss) on foreign exchange	1,182	(630)	552
Gain on forgiveness of debt	-	-	5,000
Loss on exploration advance	-	-	(325,000)
Loss on disposition of subsidiary	-	-	(3,085)

Net Loss before Income Taxes	(76,433)	(145,620)	(669,962)

Provision for Income Taxes	-	-	-

Net Loss	$(76,433)	$(145,620)	$(669,962)

PER SHARE DATA:

Basic and diluted loss per common share	$(0.02)	$(0.03)

Weighted average number of common shares outstanding	5,017,808	5,000,000

The accompanying notes are an integral part of these financial statements.

Coronado Corp.
(A Development Stage Company)
Statements of Stockholders’ Deficit
For the Period from January 9, 2006 (Inception) to December 31, 2011

				Deficit
				Accumulated
			Additional	During the
	Common Shares		Paid-in	Development
	Shares	Amount	Capital	Stage	Total
Inception - January 9, 2006	-	$-	$-	$-	$-
Common shares issued for cash at approximately $0.006 per share, February 1, 2006	75,000	454	-	-	454
Restatement for change to $0.001 par value from no par value	-	(379)	379	-	-
Loss for the period	-	-	-	(3,954)	(3,954)
Balance - March 31, 2006	75,000	$75	$379	$(3,954)	$(3,500)
Common shares issued for cash at $0.01 per share, April 25, 2006	3,000,000	3,000	27,000	-	30,000
Common shares issued for cash at $0.04 per share, November 14, 2006	2,100,000	2,100	81,900	-	84,000
Loss for the year	-	-	-	(26,396)	(26,396)
Balance - March 31, 2007	5,175,000	$5,175	$109,279	$(30,350)	$84,104
Loss for the year	-	-	-	(45,697)	(45,697)
Balance - March 31, 2008	5,175,000	$5,175	$109,279	$(76,047)	$38,407
Loss for the year	-	-	-	(29,562)	(29,562)
Balance – March 31, 2009	5,175,000	$5,175	$109,279	$(105,609)	$8,845
Loss for the period	-	-	-	(342,300)	(342,300)
Balance – December 31, 2009	5,175,000	$5,175	$109,279	$(447,909)	$(333,455)
Cancellation of shares	(175,000)	(175)	175	-	-
Loss for the year	-	-	-	(145,620)	(145,620)
Balance – December 31, 2010	5,000,000	$5,000	$109,454	$(593,529)	$(479,075)
Shares for debt issuance	433,332	433	324,567	-	325,000
Gain on extinguishment of related party debt			65,029		65,029
Loss for the year	-	-	-	(76,433)	(76,433)
Balance – December 31, 2011	5,433,332	$5,433	$499,050	$(669,962)	$(165,479)

The accompanying notes are an integral part of these financial statements.

Coronado Corp.
(A Development Stage Company)
Statements of Cash Flows

	Year	Year	January 9,
	Ended	Ended	2006 (Inception)
	December 31,	December 31,	to December 31,
	2011	2010	2011

OPERATING ACTIVITIES
Net (Loss)	$(76,433)	$(145,620)	$(669,962)

Adjustment to Reconcile Net Loss to Cash Generated by Operating Activities:
Depreciation and amortization	-	-	22,170
Loss on exploration advance	-	-	325,000
Loss on disposition of subsidiary	-	-	3,085
Changes in Operating Assets and Liabilities:
(Increase) decrease in prepaid expenses	-	-	-
Increase (decrease) in accounts payable and accrued liabilities	13,320	11,108	32,874
Increase in accrued interest to related parties	41,765	37,250	80,369
Net cash used in operating activities	(21,348)	(97,262)	(206,464)
INVESTING ACTIVITIES
Leasehold improvements	-	-	(16,243)
Machinery and equipment	-	-	(16,935)
Goodwill	-	-	(577)
Net cash used in investing activities	-	-	(33,755)
FINANCING ACTIVITIES
Promissory notes – related parties	4,191	102,172	114,863
Short term debt	17,000	-	17,000
Repayment of related party notes	-	(6,098)	(6,098)
Notes payable – related parties	-	-	-
Common stock issued for cash	-	-	114,454
Net cash provided by financing activities	21,191	96,074	240,219
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(157)	(1,188)	-
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	157	1,345	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$-	$157	$-
Supplemental Cash Flow Disclosures:
Cash paid for:
Interest expense	$-	$-	$-
Income taxes	$-	$-	$-
Non-Cash Financing and Investing Activities:
Exploration advance paid by related parties	$-	$-	$(325,000)
Gain on extinguishment of related party debt	65,029		65,029
Conversion of related party notes payable into common stock	$(325,000)		(325,000)
Notes payable – related parties cancelled on disposition of subsidiary	$-	$-	$8,500

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

Going Concern and Liquidity Considerations

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of December 31, 2011, the Company has accumulated losses of $669,962 and a working capital deficiency of $165,479. In addition, the Company has earned no revenues since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2012. The ability of the Company to emerge from the development stage is dependent upon, among other things, obtaining additional financing to continue operations, and development of its business plan.

2.	Significant Accounting Policies

Basis of Presentation

The accounting and reporting policies of the Company conform to U.S. generally accepted accounting principles (US GAAP) applicable to development stage companies.

Reclassification

Certain prior year amounts have been reclassified to conform to the current year presentation.

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

Coronado Corp.
(A Development Stage Company)
Notes to the Financial Statements

2.	Significant Accounting Policies (continued)

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had $0 and $157 in cash and cash equivalents at December 31, 2011 and 2010, respectively.

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

The Company accounts for uncertain tax positions in accordance with the authoritative guidance issued by the FASB on income taxes which addresses how we should recognize, measure and present in our financial statements uncertain tax positions that have been taken or are expected to be taken in a tax return. Pursuant to this guidance, we can recognize a tax benefit only if it is “more likely than not” that a particular tax position will be sustained upon examination or audit. To the extent the “more likely than not” standard has been satisfied, the benefit associated with a tax position is measured as the largest amount that is greater than 50% likely of being realized upon settlement. No liability for unrecognized tax benefits was recorded as of December 31, 2011 and 2010.

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

Coronado Corp.
(A Development Stage Company)
Notes to the Financial Statements

2.	Significant Accounting Policies (continued)

Foreign Currency Transactions

The Company’s functional currency is the US dollar.

For foreign currency transactions, the Company re-measures these amounts to the Company’s functional currency at the exchange rate effective on the invoice date. If the exchange rate changes between the time of purchase and the time actual payment is made, a foreign exchange transaction gain or loss results which is included in determining net income for the period.

No significant realized exchange gains or losses were recorded from January 9, 2006 (inception) to the period ended December 31, 2011.

Recent Accounting Pronouncements

The Company has evaluated all the recent accounting pronouncements through the filing date and believes that none of them will have a material effect on the Company.

3.	Capital Stock

Share Issuances

Since January 9, 2006 (inception), the Company has issued 75,000 shares, 3,000,000 shares, and 2,100,000 shares of common stock at approximately $0.006, $0.01, and $0.04 per share respectively, resulting in total proceeds of $114,454.

On March 4, 2010, the Company cancelled 175,000 common shares for no consideration. These shares were owned by former shareholders and were cancelled as a result of a management change in December 2009.

On December 16, 2011, the Company agreed to issue 433,332 common shares in settlement of $325,000 in debt to related parties at $0.75 per share. As of the date of debt settlement, company had accrued interest of $65,029 payable to related parties and should also have been converted into 86,705 shares at $0.75 per share. However, related parties settled to convert only the principal amount and waived the accrued interest. Therefore, company recorded the forgiveness of interest from related parties as an adjustment to additional paid-in capital. On December 16, 2011, company issued 433,332 shares to related parties.

Coronado Corp.
(A Development Stage Company)
Notes to the Financial Statements

4.	Income Taxes

The Company has incurred operating losses of $669,962, which, if unutilized, will begin to expire in 2026. Future tax benefits, which may arise as a result of these losses, have not been recognized in these financial statements, and have been offset by a valuation allowance.

Details of future income tax assets are as follows:

	December 31,	December 31,
	2011	2010
Future income tax assets:
Net operating loss (from inception January 9, 2006)	$669,962	$593,529
Approximate Statutory tax rate (combined federal and state)	35%	35%
Non-capital tax loss	230,000	210,000
Valuation allowance	(230,000)	(210,000)
	$-	$-

The potential future tax benefits of these losses have not been recognized in these financial statements due to uncertainty of their realization. When the future utilization of some portion of the carryforwards is determined not to be “more likely than not,” a valuation allowance is provided to reduce the recorded tax benefits from such assets. The difference between the company’s effective tax rate and the statutory tax rate is due to the valuation allowance.

5.	Notes Payable – Related Parties

On December 16, 2011, the Company issued 433,332 common shares in settlement of the following debt: an amount indebted to a privately held company owned and controlled by the Company’s president in the amount of $162,500, and to another shareholder in the amount of $162,500. The amounts bore 10% annual interest and were unsecured and had no terms of repayment. Upon conversion of the debt, related parties waived the accrued interest in the amount of $65,029. Company recorded this forgiveness of interest as an adjustment to Additional paid-in capital. Refer to Note 3.

As at December 31, 2011, the Company is indebted to majority shareholders in the amount of $62,500. The amounts bear 10% annual interest, are unsecured, and all are due on demand with the exception of $3,000 which is due on April 30, 2012. As at December 31, 2011, $9,594 in accrued interest has been recorded.

As at December 31, 2011, the Company is indebted to various shareholders in the amount of $7,266, net of repayments during the period. The amounts are unsecured, non-interest bearing and have no terms of repayment.

Coronado Corp.
(A Development Stage Company)
Notes to the Financial Statements

6.	Notes Payable

As of December 31, 2011, the Company has a total of $35,500 in short-term debt due to various lenders. All notes bear 10% annual interest and all are due on demand. As at December 31, 2011, $4,846 in accrued interest has been recorded.

As of December 31, 2011 the Company borrowed a total of $12,000 from various lenders. These notes bear 10% annual interest and mature on April 18, 2012. As at December 31, 2011, $900 in accrued interest has been recorded.

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

8.	Subsequent Event

In January 2012, the Company received $25,000 from a shareholder with no fixed rate of interest and payable on demand.

Item 9.      Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

There were no disagreements related to accounting principles or practices, financial statement disclosure, internal controls or auditing scope or procedure during the two fiscal years and interim periods, including the interim period up through the date the relationship ended.

Item 9A.    Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that the information disclosed in the reports we file with the Securities and Exchange Commission under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our president (our principal executive officer and our principal financial and accounting officer), as appropriate, to allow timely decisions regarding required disclosure.

Management, including our president (our principal executive officer and our principal financial and accounting officer), evaluated the effectiveness of our disclosure controls and procedures, as of December 31, 2011, in accordance with Rules 13a-15(b) and 15d-15(b) of the Securities and Exchange Act of 1934, as amended are effective to ensure the information required to be disclosed by us in the reports that we file or submit under the Securities and Exchange Act of 1934, as amended is recorded, processed, summarized and reported within the time period specified in SEC rules and forms.

Our management, including our president (our principal executive officer and our principal financial and accounting officer), do not expect that our disclosure controls, and procedures or internal controls will prevent all possible error and fraud. Our disclosure controls and procedures are, however, designed to provide reasonable assurance of achieving their objectives, and our president (our principal executive officer and our principal financial and accounting officer) have concluded that our financial controls and procedures are not effective at that reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of December 31, 2011, our internal control over financial reporting are not effective. Our management reviewed the results of their assessment with our Board of Directors.

Our management’s conclusion that our internal controls over financial reporting were not effective due to material weaknesses in our internal control over financial reporting as follows:

  lack of segregation of duties with no compensating controls; and
  Inadequate security.

Our management continues to review processes and will make necessary changes to strengthen our system of internal controls over financial reporting.

A material weakness is a deficiency or a combination of control deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

This annual report does not include an attestation report of our company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit our Company to provide only management’s report in this annual report.

Inherent limitations on effectiveness of controls

Internal control over financial reporting has inherent limitations which include but is not limited to the use of independent professionals for advice and guidance, interpretation of existing and/or changing rules and principles, segregation of management duties, scale of organization, and personnel factors. Internal control over financial reporting is a process which involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements on a timely basis, however these inherent limitations are known features of the financial reporting process and it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the year ended December 31, 2011 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.    Other Information

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Donald Sharpe	President, Chief Financial Officer, Secretary and Director	53	December 17, 2009

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

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended December 31, 2011, all filing requirements applicable to our officers, directors and greater than 10% percent beneficial owners were complied with.

Code of Ethics

In 2007 we adopted a Code of Ethics that applies to all of our employees. Our Code of Ethics was filed with the Securities and Exchange Commission on June 29, 2007 as Exhibit 14 to our annual report. We will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request. Requests can be sent to our President c/o Coronado Corp. to our executive offices.

Board and Committee Meetings

Our board of directors held no formal meetings during the year ended December 31, 2011. All proceedings of the board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada General Corporate Law and our Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

Nomination Process

As of December 31, 2011, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our company at the address on the cover of this annual report.

Audit Committee and Audit Committee Financial Expert

Our audit committee consists of our entire board of directors.

Our board of directors has determined that it does not have a member of its audit committee that qualifies as an "audit committee financial expert" as defined in Item 407(d)(5)(ii) of Regulation S-K, and is "independent" as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

We believe that the members of our board of directors are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. We believe that retaining an independent director who would qualify as an "audit committee financial expert" would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated any material revenues to date. In addition, we currently do not have nominating or compensation committee or committees performing similar functions nor do we have a written audit, nominating or compensation committee charters. Our board of directors does not believe that it is necessary to have such committees because it believes the functions of such committees can be adequately performed by our board of directors.

Item 11.    Executive Compensation

The particulars of the compensation paid to the following persons:

(a)	our principal executive officer;

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended December 31, 2011 and 2010; and

(c)

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended December 31, 2011 and 2010, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensa- tion ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensa- tion ($)	Total ($)
Donald Sharpe(1) President, Secretary and Treasurer	2011 2010	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil
Drew Bonnell(2) former Chief Financial Officer, Secretary, Treasurer	2011 2010	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil
Larry Kellison(3) , former Chief Operating Officer, President, Secretary, Treasurer and Chief Financial Officer	2011 2010	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil

(1)	Mr. Sharpe was appointed President of our company on December 17, 2009 and as Secretary and Treasurer on April 15, 2011.

(2)	Mr. Bonnell was appointed the Chief Financial Officer of our company December 17, 2009 and resigned all positions on April 15, 2011.

(3)

Mr. Kellison was appointed President, Secretary, Treasurer and Chief Financial Officer our company on December 14, 2009 and resigned from those positions on December 17, 2009 on which date Mr. Kellison was appointed Chief Operating Officer and resigned all positions on October 20, 2011.

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

Grants of Plan-Based Awards

There were no grants of plan based awards during the year ended December 31, 2011.

Outstanding Equity Awards at Fiscal Year End

There were no outstanding equity awards at the year ended December 31, 2011.

Option Exercises and Stock Vested

During our Fiscal year ended December 31, 2011 there were no options exercised by our named officers.

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

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of March 6, 2012, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Donald Sharpe 518 17th Street, Suite 1000, Denver, Colorado	1,150,000	21%
Directors and Executive Officers as a Group(1)	1,150,000 common shares	21%

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on March 6, 2012. As of March 6, 2012 there were 5,433,332 shares of our company’s common stock issued and outstanding

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change in control of our company.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended December 31, 2011, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year end for the last three completed fiscal years.

Director Independence

We currently act with one (1) director, consisting of Donald Sharpe.

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

Item 14.    Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended December 31, 2011 and for fiscal year ended December 31, 2010 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	December 31, 2011	December 31, 2010
Audit Fees	$10,500	$3,500
Audit Related Fees	$Nil	$Nil
Tax Fees	$Nil	$Nil
All Other Fees	$Nil	$Nil
Total	$10,500	$3,500

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

10.2

Agreement and Plan of Merger dated as of December 8, 2011 by and among Coronado Corp., Vampt Beverage USA, Corp. and VB Acquisition Corp. (incorporated by reference from our Current Report on Form 8-K filed on December 13, 2011)

10.3	Debt Settlement and Subscription Agreement between our company and Michael Bodino. (incorporated by reference from our Current Report on Form 8-K filed on January 17, 2012)

10.4	Subscription Agreement - Debt Settlement between our company and D. Sharpe Management Inc. (incorporated by reference from our Current Report on Form 8-K filed on January 17, 2012)

(14)	Code of Ethics

14.1	Code of Business Conduct and Ethics (incorporated by reference from our Annual Report on Form 10- KSB filed on June 26, 2007).

(31)	Rule 13a-14(a)/15d-14(a) Certifications

31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Donald Sharpe

(32)	Section 1350 Certifications

32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of Donald Sharpe

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

CORONADO CORP.
(Registrant)

Dated: March 7, 2012	/s/ Donald Sharpe
Donald Sharpe
President, Chief Financial Officer and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 7, 2012	/s/ Donald Sharpe
Donald Sharpe
President, Chief Financial Officer and Director
(Principal Executive Officer)