Form 10-Q
period 2012-03-31
Coronado Corp.
filed 2012-05-14
CIK 1365022

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012

or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ____________

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
5,589,582 common shares issued and outstanding as of May 10, 2012.

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements.

Our unaudited interim consolidated financial statements for the three month period ended March 31, 2012 form part of this quarterly report. They are stated in United States Dollars and are prepared in accordance with United States generally accepted accounting principles.

CORONADO CORP.

(A Development Stage Company)

INTERIM FINANCIAL STATEMENTS

MARCH 31, 2012

(Unaudited)

CORONADO CORP.
(A Development Stage Company)
INDEX TO INTERIM FINANCIAL STATEMENTS
FOR THE PERIOD OF JANUARY 9, 2006 (INCEPTION) TO MARCH 31, 2012

Page(s)

Interim Balance Sheets at March 31, 2012 (Unaudited) and December 31, 2011	F-1

Interim Statements of Expenses for the three months ended March 31, 2012 and 2011, and the cumulative totals from January 9, 2006 (Inception) to March 31, 2012 (Unaudited)	F-2

Interim Statements of Cash Flows for the three months ended March 31, 2012 and 2011, and cumulative totals from January 9, 2006 (Inception) to March 31, 2012 (Unaudited)	F-3

Notes to Interim Financial Statements (Unaudited)	F-4

Coronado Corp
(A Development Stage Company)
Balance Sheets
(Unaudited)

ASSETS

	March 31,	December 31,
	2012	2011

CURRENT ASSETS
Cash and cash equivalents	$7,601	$-
TOTAL ASSETS	$7,601	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$40,664	$32,873
Promissory notes due to related parties	68,574	69,766
Short term debt	47,500	47,500
Accrued interest to related parties	18,073	15,340
Total current liabilities	174,811	165,479

STOCKHOLDERS' DEFICIT
Capital stock
Authorized: 200,000,000 preferred shares, $0.001 par value, zero issued and outstanding, respectively 100,000,000 common shares, $0.001 par value	-	-
Issued and outstanding shares: 5,589,582 and 5,433,332, respectively as of March 31, 2012 and December 31, 2011	5,589	5,433
Additional paid-in capital	523,894	499,050
Deficit accumulated during the development stage	(696,693)	(669,962)
Total Stockholders’ Deficit	(167,210)	(165,479)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$7,601	$-

The accompanying notes are an integral part of these unaudited financial statements.

Coronado Corp.
(A Development Stage Company)
Statements of Expenses
(Unaudited)

	Three Months	Three Months	January 9, 2006
	Ended	Ended	(Inception)
	March 31,	March 31,	to March 31,
	2012	2011	2012

EXPENSES:
Professional fees	$19,822	$8,266	$217,781
Depreciation and amortization	-	-	22,170
General and administrative	3,577	4,441	50,508
Total operating expenses	23,399	12,707	290,459

Total Expenses	(23,399)	(12,707)	(290,459)

Other Income (Expense)
Interest expense related parties	(2,733)	(10,320)	(83,102)
Gain (loss) on foreign exchange	(599)	(506)	(47)
Gain on forgiveness of debt	-	-	5,000
Loss on exploration advance	-	-	(325,000)
Loss on disposition of subsidiary	-	-	(3,085)

Net Loss	$(26,731)	$(23,533)	$(696,693)

Basic and diluted loss per common share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	5,462,522	5,000,000

The accompanying notes are an integral part of these unaudited financial statements.

Coronado Corp.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

	Three Months	Three Months	January 9, 2006
	Ended	Ended	(Inception)
	March 31,	March 31,	to March 31,
	2012	2011	2012

OPERATING ACTIVITIES
Net Loss	$(26,731)	$(23,533)	$(696,693)

Adjustment to Reconcile Net Loss to Cash Used in Operating Activities:
Depreciation and amortization	-	-	22,170
Loss on exploration advance	-	-	325,000
Loss on disposition of subsidiary	-	-	3,085
Changes in Operating Assets and Liabilities:
Increase in accounts payable and accrued liabilities	7,791	8,056	40,665
Increase in accrued interest to related parties	2,733	10,320	83,102
Net cash used in operating activities	(16,207)	(5,157)	(222,671)
INVESTING ACTIVITIES
Leasehold improvements	-	-	(16,243)
Machinery and equipment	-	-	(16,935)
Goodwill	-	-	(577)
Net cash used in investing activities	-	-	(33,755)
FINANCING ACTIVITIES
Promissory notes – related party borrowings	-	5,000	131,863
Short term borrowings	25,000	-	25,000
Repayments to related party notes	(1,192)	-	(7,290)
Common stock issued for cash	-	-	114,454
Net cash provided by financing activities	23,808	5,000	264,027
INCREASE IN CASH AND CASH EQUIVALENTS	7,601	(157)	7,601
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	-	157	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$7,601	$-	$7,601
Supplemental Cash Flow Disclosures:
Cash paid for:
Interest expense	$-	$-	$-
Income taxes	$-	$-	$-
Non-Cash Financing and Investing Activities:
Exploration advance paid by related parties	$-	$-	$(325,000)
Gain on extinguishment of related party debt	$-	$-	$65,029
Conversion of notes payable into common stock	$(25,000)	$-	$(350,000)
Notes payable – related parties cancelled on disposition of subsidiary	$-	$-	$8,500

The accompanying notes are an integral part of these unaudited financial statements.

Coronado Corp.
(A Development Stage Company)
Notes to Interim Financial Statements
(Unaudited)

1.	Basis of Presentation

The accompanying unaudited interim financial statements of Coronado Corp. (the “Company”), have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for future quarters or for the full year. Notes to the financial statements which substantially duplicate the disclosure contained in the audited financial statements for fiscal 2011 as reported in the Form 10-K have been omitted.

Reclassifications

Certain prior year amounts have been reclassified to conform with the current year presentation.

2.	Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of March 31, 2012, the Company has accumulated losses of $696,693 since inception, has a working capital deficiency of $167,210 and has earned no revenues since inception. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2012.

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

As of March 31, 2012, the Company is indebted to majority shareholders in the amount of $62,500. The amounts bear 10% annual interest, are unsecured, and all are due on demand.

As of March 31, 2012, the Company is indebted to various shareholders in the amount of $6,074, net of repayments during the period. The amounts are unsecured, non-interest bearing and have no terms of repayment.

4.	Notes Payable

In January 2012, the Company received $25,000 from a third party, this note is unsecured , due on demand, and bears no interest. On March 14, 2012, the Company settled the balance of $25,000 by converting into 156,250 common shares at $0.16 per share. The Company determined the fair value to be $0.16. This is the cash price per share sold in Private Placement during April 2012, whereby the Company sold 1,129,169 shares.

As of March 31, 2012, the Company has a total of $47,500 in short-term debt due to various lenders. All notes bear 10% annual interest and all are due on demand.

5.	Capital Stock

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

During the three months ended March 31, 2012, the company issued 156,250 shares in settlement of $25,000 due to third party at $0.16 per share.

6.	Subsequent Events

During April 2012, the Company sold in a Private Placement 1,129,169 of common shares at $0.16 per share for total proceeds of $180,667.

Coronado Corp.
(A Development Stage Company)
Notes to Interim Financial Statements
(Unaudited)

During April 2012, the Company settled with various note holders to waive the accrued interest due as of March 31, 2012 in the amount of $18,073 in lieu of full repayment of principal amounts. As of May 9, 2012, Company has repaid the principal amounts for a total of $110,000.

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

Our company has sustained losses since inception, January 9, 2006, to March 31, 2012, of $696,693 and relies solely upon the sale of securities and loans from corporate officers and directors for funding.

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

Cash Requirements

Our plan over the next 12 months is to research projects of merit, with the goal of closing the transaction that we have entered with Vampt, as noted herein. In order to carry out our plans we will require funding to cover acquisition costs, working capital, and any other related or ongoing expenditures until sufficient revenue is generated to sustain operations.

In order to proceed with our plans and to fund overhead and administration expenses, as of March 31, 2012, shareholders of our company advanced $110,000 in loans bearing 10% annual interest, which have been secured by promissory notes.

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

Going Concern

As of March 31, 2012, our company has accumulated losses of $696,693 since inception, has a working capital deficiency of $167,210 and has earned no revenues since inception. Our company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the next twelve months ending March 31, 2013. The ability of our company to emerge from the development stage is dependent upon, among other things, obtaining additional financing to continue operations, and development of its business plan. In response to these problems, management intends to raise additional funds through public or private placement offerings. These factors, among others, raise substantial doubt about our company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations – Three Months Ended March 31, 2012 and Three Months Ended March 31, 2011

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended March 31, 2012, which are included herein.

Our operating results for the three months ended March 31, 2012, for the three months ended March 31, 2011 and the changes between those periods for the respective items are summarized as follows:

			Change Between
	Three Months	Three Months	Three Month Period
	Ended	Ended	Ended
	March 31,	March 31,	March 31, 2012 and
	2012	2011	March 31, 2011
Revenue	$-	$-	$-
General and administrative	3,577	4,441	864
Interest Expense	2,733	10,320	7,587
Professional fees	19,822	8,266	(11,556)
Loss (gain) on foreign exchange	599	506	(93)
Net Loss	$(26,731)	(23,533)	(3,198)

Our accumulated losses increased to $696,693 as of March 31, 2012. Our financial statements report a net loss of $26,731 for the three month period ended March 31, 2012 compared to a net loss of $23,533 for the three month period ended March 31, 2011. Our losses have increase primarily as a result of an increase in professional fees of $11,557, offset by a decrease in interest of 10,320, for the three month period ending March 31, 2012.

Our total liabilities as of March 31, 2012 were $174,811 as compared to total liabilities of $165,479 as of December 31, 2011. The increase was due to increases in accounts payable and accrued liabilities and amounts due to related parties.

Liquidity and Financial Condition

Working Deficit

	March 31,	December 31,
	2012	2011
Current assets	$7,601	-
Current liabilities	(174,811)	(165,479)
Working deficit	$(167,210)	(165,479)

Cash Flows

	March 31,	March 31,
	2012	2011
Cash flows used in operating activities	$(16,207)	(5,157)
Cash flows provided by financing activities	23,808	5,000
Net increase in cash during period	$7,601	(157)

Operating Activities

Net cash used by operating activities was $16,207 in the three months ended March 31, 2012 compared with net cash used in operating activities of $5,157 in the three months ended March 31, 2011. The increase in use of cash in operating activities of $12,242 is mainly attributable to the increase in professional fees during the three month period ended March 31, 2012, offset by a decrease in interest expense and general and administrative costs.

Investing Activities

There were no investing activities in the three months ended March 31, 2012 or in the three months ended March 31, 2011.

Financing Activities

Net cash provided by financing activities was $25,000 in the three months ended March 31, 2012, offset by payment of $1,192 to related party compared to $5,000 provided by financing activities in the three months ended March 31, 2011, due to receipt of shareholder loans during both the three month periods ended March 31, 2012 and 2011.

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

As the end of the quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (who is acting as our principal executive officer, principal financial officer and principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (who is acting as our principal executive officer, principal financial officer and principal accounting officer) believes that our disclosure controls and procedures were not effective due to lack of segregation of duties as of the end of the period covered by this quarterly report in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance’s with US generally accepted accounting principles.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during our quarter ended March 31, 2012 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

We were incorporated on January 9, 2006, and we have not started any business operations nor realized any revenues. We have no operating history upon which an evaluation of our future success or failure can be made. As a result, it is possible that we may not generate any revenues in the future. Since inception, to March 31, 2012, our company has incurred a net loss of $696,693.

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

Because Mr. Sharpe has other outside business activities, he can only dedicate a limited amount of his time to our company’s operations. This could result in periodic interruptions or suspensions of the business plan.

Because our company officer, Mr. Sharpe has other outside business interests, he will only be able to devote a limited amount of his time to our operations. Our company’s operations may occur at times which are inconvenient to Mr. Sharpe, which could result in the development of our plan being periodically interrupted or suspended.

If our officers and directors resign or die without having found replacements, our operations may be suspended or cease altogether. Should that occur, it could result in a loss of your investment.

We have one officer and one director and we are entirely dependent upon him in order to conduct our operations. If he should resign or die, there may be no one to run our company. Our company has no key man insurance. If such an event were to take place and we were unable to find other persons to run our company, our operations could be suspended or cease entirely, and this could result in the loss of your investment.

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

CORONADO CORP.
(Registrant)

Dated: May 11, 2012	/s/ Donald Sharpe
Donald Sharpe
President and Director
(Principal Executive Officer, Principal Financial
Officer and Principle Accounting Officer)