Form 10-Q
period 2012-06-30
Vampt America, Inc.
filed 2012-08-21
CIK 1365022

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number 333-135037

VAMPT AMERICA, INC.

(Exact name of registrant as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or	(IRS Employer Identification No.)
organization)

2212 Queen Anne Avenue N., Seattle, WA	98109
(Address of principal executive offices)	(Zip Code)

866-725-0541
(Registrant’s telephone number, including area code)

518 17th Street, Suite 1000, Denver, Colorado 80202, 800-508-6149
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

17,268,852 common shares issued and outstanding as of August 20, 2012

2

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements.

Our unaudited interim consolidated financial statements for the three month period ended June 30, 2012 form part of this quarterly report. They are stated in United States Dollars and are prepared in accordance with United States generally accepted accounting principles.

Interim results are not necessarily indicative of results for the full fiscal year. The unaudited interim consolidated financial statements start on the next page.

3

Interim Consolidated Financial Statements

Vampt America, Inc.

For the Six Months ended June 30, 2012

(Unaudited)

Consolidated Balance Sheets

As at June 30, 2012 and December 31, 2011

(Unaudited)

	June 30, 2012	December 31, 2011
ASSETS

Current
Cash and cash equivalents	$45,980	$13,469
Accounts receivable	45,477	27,774
Inventories	193,047	255,674
Prepaid expenses and deposits	133,500	11,300
	418,004	308,217
Deferred financing costs	33,394	-
Total Assets	$451,398	$308,217

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current
Accounts payable and accrued liabilities	$397,580	$529,954
Short term notes payable	62,488	-
Short term convertible notes payable	423,580	34,121
Derivative liability	9,381	-
Due to stockholder	656,302	754,180

Total Current liabilities	1,549,331	1,318,255

Long term convertible notes payable	348,884	-
Long term notes payable	546,683	602,158

Total Liabilities	2,444,898	1,920,413

Stockholders’ equity (deficit)
Capital Stock
Authorized: 100,000,000 common share, $0.001 par value Issued and outstanding shares: 24,141,790 and 1, respectively June 30, 2012 and December 31, 2011	24,142	-
Series A Preferred Stock
Authorized: 200,000,000 preferred shares, $0.001 par value Issued and outstanding shares: 100 and 0, respectively June 30, 2012 and December 31, 2011	-	-
Additional paid in capital	1,709,262	1
Capital stock subscribed, but unissued	-	294,898
Deficit	(3,726,904)	(1,907,095)
Total stockholders’ equity	(1,993,500)	(1,612,196)

Total	$451,398	$308,217

The accompanying notes are an integral part of these unaudited financial statements.

Consolidated Statements of Operations

For the periods ending June 30

(Unaudited)

	Three months ended June 30, 2012	Three months ended June 30, 2011	Six months ended June 30, 2012	Six months ended June 30, 2011

Revenue	$37,659	$177,432	$65,509	$384,457

Cost of goods sold	43,472	161,059	82,830	357,760

Gross Profit	(5,813)	16,373	(17,321)	26,697

Expenses
Compensation and benefits	253,333	107,790	417,720	211,603
General and administrative	22,969	10,962	51,676	15,980
Product research and development	—	1,100	—	1,340
Professional fees	483,569	23,173	522,379	47,008
Sales and marketing	127,640	110,037	185,274	116,911
Travel	65,789	31,701	86,443	68,378
	953,300	284,763	1,263,492	461,220

Other Income (Expense)
Loss on extinguishment of debt	(457,777)	—	(457,777)	—
Gain on derivative liability	387	—	1,123	—
Interest expense	(48,970)	—	(82,342)	—

Net loss	(1,465,473)	(268,390)	(1,819,809)	(434,523)

Basic and diluted loss per common share	$(0.08)	n/a	$(0.11)	n/a

Weighted average number of common shares outstanding	17,959,673	n/a	16,161,522	n/a

The accompanying notes are an integral part of these unaudited financial statements.

Consolidated Statements of Stockholders’ Deficit

For the six months ended June 30, 2012

(Unaudited)

	Preferred Stock		Common Stock		Capital stock subscribed but not	Additional		Total stockholders’
	Shares	Amount	Shares	Amount	issued	paid-in capital	Deficit	equity (deficit)

Balance, December 31, 2011	-	-	1	-	$294,898	$1	$(1,907,095)	$(1,612,196)

Common stock issued for acquisition of Coronado Corp.	-	-	6,718,751	6,719	-	19,398	-	26,117

Common stock issued for cash	-	-	17,241,525	17,241	-	710,216	-	727,457

Preferred stock issued for the acquisition of Coronado Corp.	100	-	-	-	-	-	-	-

Common stock subscribed but not issued	-	-	-	-	(294,898)	-	-	(294,898)

Common stock issued for services	-	-	181,513	182	-	101,465	-	101,647
Debt discount from warrants issued with debt	-	-	-	-	-	8,919	-	8,919

Loss on extinguishment of debt	-	-	-	-	-	457,777	-	457,777

Stock options issued for services	-	-	-	-	-	411,486	-	411,486

Net loss	-	-	-	-	-	-	(1,819,809)	(1,819,809)

Balance, June 30, 2012	100	-	24,141,790	$24,142	-	$1,709,262	$(3,726,904)	$(1,993,500)

The accompanying notes are an integral part of these unaudited financial statements.

Consolidated Statements of Cash Flows

For the periods ending June 30

(Unaudited)

	Six months ended June 30, 2012	Six months ended June 30, 2011

Operating Activities
Net loss	$(1,819,809)	$(434,523)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of deferred financing cost	15,677	—
Gain on derivative liability	(1,123)	—
Stock option expense	411,486	—
Loss on extinguishment of debt	457,777	—
Write-down of excess inventory	14,017	—
Amortization of debt discount	17,882	—
Common stock issued for services	101,647	—
Changes in operating assets and liabilities:
Accounts receivable	(17,704)	(97,424)
Inventory	48,610	(263,657)
Prepaid expenses and deposits	(122,201)	—
Accounts payable – related party	—	829,041
Accounts payable and accrued liabilities	(167,980)	(33,438)

Net cash used for operating activities	(1,061,721)	(1)

Investing Activities
Cash acquired in Coronado acquisition	47,425	—
Net cash provided by investing activities	47,425	—

Financing Activities
Advances from related party	(97,878)	500
Repayment of notes payable	(107,820)	—
Proceeds from the issuance of debt	869,016	—
Payment of financing fees	(49,070)	—
Proceeds from sale of common stock	432,559	—
Net cash provided by financing activities	1,046,807	500

Increase in cash and cash equivalents	32,511	499
Cash and cash equivalents, beginning of period	13,469	—
Cash and cash equivalents, end of period	$45,980	$499

Supplementary cash flow information:
Cash paid on interest	$47,425	$—
Non-cash items:
Debt discount on warrants issued with debt	$8,919	$—
Derivative liability	$10,504	$—
Reclassification of debt to accrued liabilities	$27,158	$—
Common stock issued for acquisition of Coronado Corp.	$26,117	$—

The accompanying notes are an integral part of these unaudited financial statements.

VAMPT AMERICA, INC.

Notes To Interim Consolidated Financial Statements
For The Six Months Ended June 30, 2012

(Unaudited)

1.   basis of presentation and Nature of operations

Basis of Presentation

The accompanying unaudited interim financial statements of Vampt America, Inc. (formerly Coronado Corp.) (the “Company”), have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Form 8-K filed with the SEC on May 11, 2012. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for future quarters or for the full year. Notes to the financial statements which substantially duplicate the disclosure contained in the audited financial statements for fiscal 2011 as reported in the Form 8-K have been omitted.

Reverse Merger Transaction

Effective May 7, 2012, the Company entered into a series of transactions pursuant to which it acquired an operating business Vampt Beverage USA, Corp, (“Vampt”), by completing a statutory merger under the Nevada Revised Statutes (the “Merger”). The Merger was agreed to under a plan of merger and merger agreement dated December 8, 2011 among the Company and Vampt. The Merger was effected by converting all of the issued and outstanding common stock in the capital of Vampt and common share purchase warrants into the equivalent securities in the Company at a ratio of three-quarters of a Company security for every 1 Vampt security issued and at a price of less than $0.50 per share, and at a ratio of 1 the Company security for every 1 Vampt security issued at a price of $0.50 or more, and outstanding as of the effective time of the Merger. A total of 10,568,751 Company common shares and Company warrants to purchase up to an additional 476,250 Company common shares at a price of $0.75 per share until October 15, 2014 were issued, representing 60.4% of the total common shares of Vampt on a fully diluted basis taking into account the additional subscriptions received by Vampt, but not issued out of treasury as at June 30, 2012. The warrants issued by the Company are subject to adjustment upon certain events, such as stock splits, combinations, dividends, distributions, reclassifications, mergers or other corporate changes. As a result of the Merger, Vampt became a controlled majority-owned subsidiary of the Company. Vampt has one wholly-owned subsidiary, Vampt Brewing Company Limited.

Prior to and after completing the Merger, Vampt entered into subscription agreements granting subscribers the right to purchase 8,230,363 common shares and 4,073,158 warrants, options and convertible debt, representing 39.6% of the issued and outstanding securities of Vampt on a fully diluted basis. These securities had not been converted into securities of the Company as of June 30, 2012.

The Company also created a class of Series A Preferred Stock (the “Preferred Shares”) pursuant to the Merger. A total of 100 Preferred Shares (100%) were issued to Ian Toews, the former principal shareholder of Vampt who is now the Chief Executive Officer and a Director of the Company, under the Merger Agreement. The Preferred Shares carry the right for the holder to appoint two directors to the Company’s board of directors for a period of 3 years after the effective time of the Merger and the right to receive 10% of the consideration tendered in the event of any take-over or buy-out of the Company.

Effective June 19, 2012, pursuant to the Merger the Company changed its name from “Coronado Corp.” to “Vampt America Inc.”

Based on the unaudited balance sheet of the Company pre-Merger, the net assets at estimated fair market value that were combined in the Merger were as follows:

Cash	$47,425
Current liabilities	$21,308
Net assets acquired	$26,117

VAMPT AMERICA, INC.

Notes To Interim Consolidated Financial Statements
For The Six Months Ended June 30, 2012

(Unaudited)

2.   Going Concern

Management has prepared these financial statements assuming the Company will continue as a going concern, which assumes that the Company will continue its operations for the foreseeable future and realize its assets and discharge its liabilities in the normal course of business. At June 30, 2012, the Company had a working capital deficit of $1,131,327, which casts substantial doubt about the ability of the Company to continue as a going concern.

The Company’s ability to continue as a going concern is dependent on management’s ability to successfully implement the business plans, including accessing future funding until it has profitable operations. If the Company is not able to develop a market for its alcoholic beverages, or if the going concern is otherwise not appropriate in future periods, adjustments to the amounts recorded for, and classification of, assets and liabilities may be necessary.

Continued operations of the Company are dependent on the Company’s ability to obtain additional financing and to receive continued financial support from its creditors and stockholders and to generate future positive earnings and cash flows from operations. Management plans to obtain additional financing by way of the issuance of common shares and issuance of promissory notes and other debt instruments. However, there can be no assurance that the financing will be available as necessary, or if the financing is available, that it will be on terms acceptable to the Company. The outcome of these matters cannot be determined at this time.

The consolidated financial statements do not reflect adjustments that would be necessary if the going concern assumption were not appropriate. If the going concern basis were not appropriate for these consolidated financial statements, then adjustments would be necessary in the carrying value of the assets and liabilities, the reported revenue and expenses and the balance sheets classifications used.

3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation — The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Vampt and Vampt Brewing Company Limited (“Vampt Brewing”). All significant intercompany accounts and transactions between the Company and its subsidiaries have been eliminated in consolidation.

Loss per Share — Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if potential common shares had been issued and if the additional common shares were dilutive. Basic and diluted earnings per share for the period ended June 30, 2012 are the same as any incremental common stock equivalent would be anti-dilutive.

Recent Accounting Pronouncements — We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

Deferred Financing Costs — Costs incurred to obtain long-term financing are amortized over the terms of the respective debt agreements using the interest method. In addition, deferred financing costs associated with convertible notes are expensed immediately, upon the conversion of portions of such notes into Common Stock. Amortization of deferred financing costs included in interest expense was $15,677 and $0 in the six months ended June 30, 2012 and 2011.

VAMPT AMERICA, INC.

Notes To Interim Consolidated Financial Statements
For The Six Months Ended June 30, 2012

(Unaudited)

4.   NOTES PAYABLE

On April 11, 2012, the Company negotiated a Loan Transfer, Guarantee and Warrant Agreement (the “Loan Agreement”) which amended and modified the terms of the original agreement entered in August 11, 2011. The following terms were amended:

•	Vampt has replaced Vampt Beverage Corp. (“Vampt Canada”) as co-debtor with Vampt Brewing
•	The term of the loan will be extended to March 31, 2014
•	The facility will be reduced to $1,200,000
•	Any warrants of Vampt Canada previously earned by the lenders shall now receive 1,200,000 warrants of the Company exercisable at $0.75 with an expiration date of March 31, 2014 and 750,000 warrants exercisable at $0.17, with an expiration date of March 31, 2014

The Company evaluated the amended and modified terms under Accounting Standards Codification (“ASC”) 470-60 “Troubled Debt Restructurings”. Because the lenders did not grant a concession on this outstanding loan, the transaction was not accounted for as troubled debt restructuring. Consequently, the Company evaluated these transactions under ASC 470-50 “Debtor’s Accounting for a Modification or Exchange of Debt Instruments” to determine if the modification was substantial. Because the change in the present value of the future cash flows between the original debt and the amended debt was greater than 10%, the debt modification was determined to be substantial and accordingly the debt was extinguished. As a result, the Company recorded the incremental fair value of the warrants granted in the transaction of $457,777 as a loss on debt extinguishment during the six months ended June 30, 2012. As of June 30, 2012, the Company owed $546,683 under the amended note.

The Company paid legal fees of $34,040 to facilitate this transaction. The amount has been capitalized as a deferred financing cost and $3,952 has been amortized into interest expense as of June 30, 2012.

During the quarter ended June 30, 2012, the Company received advances of $129,131 from a related party that bear interest at 12%, are unsecured and due on demand. $68,503 was repaid on these advances during the same quarter.

5.   CONVERTIBLE DEBT

In January 2012, the Company issued $29,295 of preferred return convertible certificates that are convertible into common stock at $0.50 on demand. The units are redeemable 18 months after issuance at twice the original face value, less previous payments made to the date of redemption. Each certificate holder received common share purchase warrants at a rate of one warrant for every $10 of convertible certificates purchased. Each warrant issued has a 3-year term and is exercisable at $0.50. The conversion option embedded in the certificate and the warrants both contain reset provisions that allow for a reduction in the conversion price or exercise price based on a future issuance of debt or warrants. The Company determined that these provisions that protect holders from declines in the Company’s stock price or otherwise could result in modification of the exercise price and/or shares to be issued under the respective warrant based on a variable that is not an input to the fair value of a “fixed-for-fixed” option as defined under ASC 815–40–15 result in these instruments not being indexed to the Company’s own stock. On the issuance date of the instruments, the fair value of these instruments was determined to be approximately $10,504, which was recorded as a derivative liability.

As a result of the redemption provision, conversion option and warrants described above, a total discount of $39,799 was recognized for this note during the six months ended June 30, 2012.

In March 2012, the Company received $380,590 as a convertible debenture (the “Debenture”) bearing 9% interest per annum due February 28, 2013. The Debenture is convertible as to principal and interest at any time at the holder’s election into share units (“Share Units”) (composed of a common share and a half warrant) at a price of $0.75 per Share Unit. The warrant is an eighteen-month warrant (from the debenture issue date) permitting the purchase of another common share at a price of $0.75 per share employing two half warrants.

VAMPT AMERICA, INC.

Notes To Interim Consolidated Financial Statements
For The Six Months Ended June 30, 2012

(Unaudited)

5.   CONVERTIBLE DEBT (continued)

In June 2012, the Company received $330,000 as convertible debentures (the “Debentures”) bearing 9% interest per annum due October 1, 2013. The Debentures are convertible as to principal and interest at any time at the holder’s election into common stock of the Company at a price of $0.80 per share. Each debenture holder received a warrant representing one half warrant for every $0.80 of debenture subscribed to and allows the holder to purchase a common share of the Company at a price of $1.00 per each two half warrants. The warrants expire January 1, 2014. As at June 30, 2012, there was a total of $330,000 debentures subscribed to and issued and 412,500 half warrants issued.

The Company evaluated the embedded conversion features within the convertible debt under ASC 815 “Derivatives and Hedging” and determined the embedded conversion feature should be classified in equity. Additionally, the instruments were evaluated under ASC 470-20 “Debt with Conversion and Other Options” for consideration of any beneficial conversion feature. The Company determined the instruments had no intrinsic value and therefore no discount was recorded for a beneficial conversion feature.

The Company recognized a debt discount of $8,919 for the relative fair value of the warrants granted in the transaction.

6.   DERIVATIVE LIABILITIES

As described in Note 5, the Company has issued a convertible preferred certificate and warrants with certain reset provisions. The Company accounted for these reset provisions in accordance with ASC 815-40, which requires that the Company bifurcate the embedded conversion option as liability at the grant date and to record changes in fair value relating to the conversion option liability and warrants in the statement of operations as of each subsequent balance sheet date. The initial value of these liabilities was $10,504. They were re-measured at June 30, 2012 and a gain of $1,123 was recognized for the quarter ended June 30, 2012.

7.   FAIR VALUE

The Company measures fair value in accordance with a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are described below:

Level 1	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;
Level 2	Quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability; and
Level 3	Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity).

VAMPT AMERICA, INC.

Notes To Interim Consolidated Financial Statements
For The Six Months Ended June 30, 2012

(Unaudited)

7. FAIR VALUE (continued)

The following is a reconciliation of the conversion option liability and detachable warrant liability for which Level 3 inputs were used in determining fair value:

Beginning balance January 1, 2012	$0

Initial recognition of debt derivative from issuance of January 3, 2012, $29,295 convertible note and warrants	10,504

Mark to market of debt derivative	(1,123)

Derivative as of June 30, 2012	$9,381

The Company’s conversion option and warrant liabilities are valued using pricing models and the Company generally uses similar models to value similar instruments. Where possible, the Company verifies the values produced by its pricing models to market prices. Valuation models require a variety of inputs, including contractual terms, market prices, yield curves, credit spreads, measures of volatility and correlations of such inputs. These consolidated financial liabilities do not trade in liquid markets, and as such, model inputs cannot generally be verified and do involve significant management judgment. Such instruments are typically classified within Level 3 of the fair value hierarchy. The Company determined a fair value for this convertible note using the Black Scholes Option Pricing. Significant assumptions used in the valuation include the following:

Dividend yield: 0%

Expected volatility of 55.42% to 63.71%

Risk free rate: 0.21% to 0.27%

Expected term: 1.0 to 1.5 years.

8.   CAPITAL STOCK

During Q1 and Q2, the Company issued 181,513 common shares to certain members of management as a form of compensation to satisfy the services they are performing for the Company. The Company determined the fair value of these shares to be $101,647 based on sales of common shares to third parties during the same period and recorded this as stock based compensation during the six months ended June 30, 2012.

During Q1 and Q2, 2012,, the Company issued 17,241,525 shares for cash at prices ranging from $0.0001 to $0.75 per share for total proceeds of $432,559.

On April 30, 2012, the Company engaged a consultant for the purpose of providing advisory services regarding marketing and strategic issues to and on behalf of the Company, on a non-exclusive, non-full time basis. As compensation for those services, the consultant will receive 3,500,000 stock options (the “Options”) of Vampt. The Options are exercisable at $0.50 per share and expire April 30, 2019. The Options vest as follows:

•	40% of the Options will vest and become exercisable 90 days from the date of the agreement;
•	An additional 20% of the Options will vest on the first anniversary of the agreement;
•	An additional 20% of the Options will vest on the second anniversary of the agreement;
•	The final 20% of the Options will vest on the third anniversary of the agreement.

VAMPT AMERICA, INC.

Notes To Interim Consolidated Financial Statements
For The Six Months Ended June 30, 2012

(Unaudited)

8.   CAPITAL STOCK (continued)

The options were valued using the Black-Scholes-pricing model. Significant assumptions used in the valuation include the following:

Expected term: 6.8 years

Expected volatility: 63.55%

Risk free interest rate: 1.11%

Expected dividend yield 0%

The grant date fair value of the options were determined to be $1,237,966. During the period ended June 30, 2012, stock compensation expense related to the options totaled $411,486.

9.   RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2012, the Company repaid advances in the amount $97,878 to Vampt Canada, a stockholder. The remaining amount due of $656,302 is unsecured, bears no interest and is repayable based on the terms and conditions agreed to in the Technology Transfer Agreement, as described in the December 31, 2011 audited financial statements as contained in the Company’s previously filed Form 8-K.

During the six months ended June 30, 2012, the Company sold 6,992,500 shares for cash at $.0001/share to related parties.

During the six months ended June 30, 2012, the Company issued 56,419 shares for services to related parties.

During the six months ended June 30, 2012, the Company paid $19,697 of finder’s fees related to equity or debt financing to related parties.

10.   Subsequent events

During July 2012, the Company issued a further $100,000 in convertible debentures with the same terms and conditions as the Debentures described above in Note 5.

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

As used in this current report and unless otherwise indicated, the terms “we”, “us”, “our” and “our company” mean Vampt America, Inc. and its subsidiaries, unless otherwise indicated.

General Overview

We were incorporated in the State of Nevada on January 9, 2006 under the name “Coronado Corp.” and recently changed our name to “Vampt America, Inc.” following completion of a merger and acquisition of an operating business as further described below. Our principal place of business and corporate offices are located at 2212 Queen Anne Avenue, Suite 1000, Denver Colorado, and our telephone number is 1-800-508-6149. Our fiscal year end is December 31st. Our authorized capital consists of 100,000,000 shares of common stock, par value $0.001 per share and 100 Preferred Shares, which are our newly created Series A Preferred Stock having a par value of $0.001 per share.

On May 7, 2012, we entered into a series of transactions pursuant to which to which we acquired an operating business by completing a merger of our wholly-owned subsidiary, VB Acquisition Corp. and Vampt Beverage USA Corp. (“Vampt USA”), a Nevada corporation, in accordance with the Nevada Revised Statutes. The merger was agreed to in a previously announced Merger Agreement entered into on December 8, 2011 by Coronado, Vampt and VB Acquisition, and was completed by converting 60.4% of the issued and outstanding common stock in the capital of Vampt and common share purchase warrants into the equivalent securities of Coronado at a ratio of three-quarters of a Coronado security for every 1 Vampt security issued at a price of less than $0.50 per share, and at a ratio of 1 Coronado security for every 1 Vampt security issued at a price of $0.50 or more, and outstanding as of the effective time of the Merger, for a total issuance of 10,568,751 Coronado Shares and Coronado Warrants to purchase up to an additional 476,250 Coronado Shares at a price of $0.75 per share until October 15, 2014, subject to adjustment upon certain events, such as stock splits, combinations, dividends, distributions, reclassifications, mergers or other corporate changes. As a result of the merger, Vampt has become a controlled majority-owned subsidiary of Coronado. Vampt has one wholly-owned subsidiary, Vampt Brewing Company Limited.

Prior to completing the merger, our company was exploring other opportunities to acquire an operating business, primarily in the resource industry. Further details may be found in our Form 10-Q for the period ended March 31, 2012 filed with the SEC on May 14, 2012.

Employees

We currently have 2 employees, including our officers and directors, and 11 contractors. We have contracted production of the Vampt product to a third party multi-national production service provider for start-up beverage companies and as such we employ a limited number of full-time staff.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Critical Accounting Policies

Principles of Consolidation

Our consolidated financial statements include our accounts and the accounts of our controlled majority-owned subsidiary, Vampt USA, and its wholly-owned subsidiary Vampt Brewing Company Limited. All significant intercompany accounts and transactions between our company and subsidiaries have been eliminated in consolidation.

Loss per Share

Basic loss per share is computed by dividing the net loss attributable to our common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if potential common shares had been issued and if the additional common shares were dilutive. Basic and diluted earnings per share for the period ended June 30, 2012 are the same as any incremental common stock equivalent would be anti-dilutive.

Deferred Financing Costs

Costs incurred to obtain long-term financing are amortized over the terms of the respective debt agreements using the interest method. In addition, deferred financing costs associated with convertible notes are expensed immediately, upon the conversion of portions of such notes into Common Stock. Amortization of deferred financing costs included in interest expense was $15,677 and $0 in the six months ended June 30, 2012 and 2011.

Going Concern

Our financial statements have been prepared on a going concern basis, which implies we will continue to realize our assets and discharge our liabilities in the normal course of business. As at June 30, 2012, we had a working capital deficiency of $1,131,327 including inventories, and of $1,324,374 excluding inventories. Our accumulated deficit was $3,726,904. Our continuation as a going concern is dependent upon the ability to generate sales for our products and the attainment of profitable operations, or failing that, continued financial support from our shareholders and the ability to obtain necessary equity or debt financing to continue operations. For the three months ended June 30, 2012, we generated revenues of $37,659, as compared to $177,432 for the same period in 2011. For the six months ended June 30, 2012, we generated revenues of $65,509, as compared to $384,457 for the same period in 2011. These factors raise substantial doubt regarding our ability to continue as a going concern.

Our financial statements for the quarter ended June 30, 2012 do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Results of Operations – Three Months Ended June 30, 2012 and Three Months Ended June 30, 2011

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended June 30, 2012, which are included herein.

Our operating results for the three months ended June 30, 2012 and June 30, 2011 and the changes between those periods for the respective items are summarized as follows:

			Change Between
	Three Months	Three Months	Three Month Period
	Ended	Ended	Ended
	June 30,	June 30,	June 30, 2012 and
	2012	2011	June 30, 2011
Revenue	$37,659	$177,432	$(139,773)
Cost of Goods Sold	43,472	161,059	(117,587)
Expenses
Compensation and Benefits	253,333	107,790	145,543
General and Administrative	22,969	10,962	12,007
Interest expense	48,970	-	48,970
Professional Fees	483,569	23,173	460,396
Sales, Marketing and Travel	193,429	141,738	51,691
Loss on extinguishment of debt	457,777	-	457,777
Gain on derivative liability	(387)	-	(387)
Other Expenses	-	1,100	(1,100)
Net Loss	$(1,465,473)	$(268,390)	$(1,197,083)

Our deficit increased to $3,726,904 as of June 30, 2012, and we sustained a net loss of $1,465,473 as compared for the three months ended June 30, 2012. This compares to a net loss of $268,390 for the same period in 2011. Our losses have increase primarily as a result of expenses relating to stock based compensation of $411,486, losses on extinguishment of debt of $457,777 and a reduction in revenues from the sale of our single malt beverage product “VAMPT”. In the prior period, revenues were associated with the initial launch of our product in the Western United States. Initial orders to supply the distribution chain are usually large and then are followed up with smaller orders as inventories deplete. In the current period we did not launch any new markets and thus our comparative revenue figures are significantly lower. Our compensation and benefits also increased from $107,790 for the three months ended June 30, 2011 to $253,333 for the three months ended June 30, 2012 as a result of our acquisition of Vampt USA and retention of its management team following completion of the merger. We also incurred higher professional fees of $483,569 for the three months ended June 30, 2012 as compared to $23,173 for the same period in 2011. The increase in professional fees is primarily attributable to the stock based compensation provided to a marketing consultant and due to legal, accounting and audit fees in connection with the merger.

Our total liabilities as of June 30, 2012 were $2,444,898 as compared to total liabilities of $1,920,413 as of December 31, 2011. The increase was due to the amount of convertible debt we raised for working capital purposes during the current period.

Results of Operations – Six Months Ended June 30, 2012 and Six Months Ended June 30, 2011

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended June 30, 2012, which are included herein.

Our operating results for the six months ended June 30, 2012 and June 30, 2011 and the changes between those periods for the respective items are summarized as follows:

			Change Between
	Six Months	Six Months	Six Month Period
	Ended	Ended	Ended
	June 30,	June 30,	June 30, 2012 and
	2012	2011	June 30, 2011
Revenue	$65,509	$384,457	$(318,948)
Cost of Goods Sold	68,813	357,760	(288,947)
Inventory Write-down and adjustment	14,017	-	14,017
Expenses
Compensation and Benefits	417,720	211,603	206,117
General and Administrative	51,676	15,980	35,696
Interest expense	82,342	-	82,342
Professional Fees	522,379	47,008	475,371
Sales, Marketing and Travel	271,717	185,289	86,428
Loss on extinguishment of debt	457,777	-	457,777
Gain on derivative liability	(1,123)	-	(1,123)
Other Expenses	-	1,340	(1,340)
Net Loss	$(1,819,809)	$(434,523)	$(1,385,286)

We sustained a net loss of $1,819,809 for the six months ended June 30, 2012, as compared to a net loss of $434,523 for the same period in 2011. Our net losses have increase primarily as a result of expenses relating to the stock based compensation of $411,486, losses on extinguishment of debt of $457,777 and a reduction in revenues from the sale of our single malt beverage product “VAMPT”. As previously stated, in the prior period, revenues were associated with the initial launch of our product in the Western United States. Initial orders to supply the distribution chain are usually large and then are followed up with smaller orders as inventories deplete. In the current period, we did not launch the product in any new markets and thus our comparative revenue figures are significantly lower.

Our compensation and benefits also increased from $211,603 for the six months ended June 30, 2011 to $417,720 for the six months ended June 30, 2012 as a result of our acquisition of Vampt USA, and retention of its management team following completion of the merger. We also incurred higher professional fees of $522,379 for the six months ended June 30, 2012 as compared to $47,008 for the same period in 2011. The increase in professional fees is primarily attributable to the stock based compensation provided to a marketing consultant and due to legal, accounting and audit fees in connection with the merger.

Liquidity and Financial Condition

As of June 30, 2012, we had cash and cash equivalents of $45,980, as compared to $13,468 as of December 31, 2011. Our inventories as provided on our balance sheet totaled $193,047 as of June 30, 2012, compared to $255,674 as of December 31, 2011.

Working Capital Deficiency

	June 30, 2012	December 31, 2011
Current assets	$418,004	308,217
Current liabilities	(1,549,331)	(1,318,255)
Working capital deficiency	$(1,131,327)	(1,010,038)

Cash Flows

	June 30, 2012	June 30, 2011
Cash flows used in operating activities	$(1,061,721)	(1)
Cash flows provided by investing activities	47,425	-
Cash flows provided by financing activities	1,046,807	500
Net increase in cash during period	$32,511	499

Operating Activities

We used net cash for operating activities of $1,061,721 during the six months ended June 30, 2012 compared to $1 used during the six months ended June 30, 2011. The increase in use of cash in operating activities of $1,061,721 is attributable to our acquisition of the operating business of Vampt USA through a merger that was completed on May 7, 2012. Vampt USA hired senior management to run the operations where in the prior period, only the sales team was employed by the company. Vampt USA is our controlled majority-owned subsidiary in which we hold a 60.4% ownership interest.

Investing Activities

We generated net cash from investing activities of $47,425 during the six months ended June 30, 2012, all attributable to cash acquired in our acquisition of Vampt USA. No cash flows were generated from investing activities during the six months ended June 30, 2011.

Financing Activities

We generated net cash from financing activities of $1,046,807 during the six months ended June 2012. This consisted of $739,885 from the issuance of convertible debt, $129,131 from the issuance of other short term debt and $432,559 from the issuance of common shares, which was offset by $28,317 in repayments of promissory notes payable, $79,503 in repayments of short term debt, $49,070 in payment of financing fees and net $97,878 in repayments of stockholder advances. Further details concerning our financing activities follow:

●	Convertible Debt (Proceeds of $29,295) – During the six months ended June 30, 2012, we issued preferred return convertible certificates that are convertible into common stock at a price of $0.50 per share on demand. The units are redeemable 18 months after issuance at twice the original face value, less previous payments made to the date of redemption. Each convertible debt certificate holder received common share purchase warrants at a rate of one warrant for every $10 of convertible certificates purchased. Each warrant has a 3-year exercise term and is exercisable at $0.50 per share.

●	Convertible Debt (Proceeds of $380,590) – During the six months ended June 30, 2012, we issued convertible debentures bearing 9% interest per annum due February 28, 2013. The Debenture is convertible as to principal and interest at any time at the holder’s election into share units (“Share Units”) at a price of $0.75 per Share Unit. Each Share Unit is comprised of one common share one-half of a warrant, each whole warrant entitling the holder to purchase one additional common share at a price of $0.75 for a period of 18 months from the debenture issue date.

●	Convertible Debt (Proceeds of $330,000) – During the six months ended June 30, 2012, we issued convertible debentures bearing 9% interest per annum due October 1, 2013. The debentures are convertible as to principal and interest at any time at the holder’s election into common stock of the Company at a price of $0.80 per share. Each debenture holder received one-half of a share purchase warrant for every $0.80 of debenture subscribed to, and each whole warrant allows the holder to purchase an additional common share at a price of $1.00 until January 1, 2014.

●	Short Term Loan (Proceeds of $129,131 and repayments of $79,503) – The promissory notes are payable by us by an accredited lender who is a related party. Interest is payable monthly in arrears at a rate of 1% per month on advances. Repayment is due on or before December 31, 2012 or on demand by the lender. As of June 30, 2012 we made repayments of $79,503 on the notes.

●	Issued Common Stock (Proceeds of $432,559) – We issued an aggregate of 22,297,030 common shares at prices ranging from $0.0001 to $0.75.

●	Promissory Notes (Repayments of $28,317) – We repaid an aggregate of $28,317 in principal to note holders who are a group of accredited lenders, one of whom is acting as agent, who made available to our subsidiary Vampt USA, under an agency and interlending revolving agreement, up to $1,200,000. Interest is payable monthly in arrears at a rate of 4% per annum on advances from the lenders to the agent, and 12% per annum on advances from the agent to us. Repayment is due on or before March 31, 2014. There are 750,000 warrants issued that are exercisable at $0.17 per share and 1,200,000 warrants issued that are exercisable at $0.75 per share. The warrants will expire on March 31, 2014.

●	Stockholder Advances (Repayment of $97,878) – We repaid a net amount of $97,878 to Vampt Canada pursuant to past stockholder advances totaling $754,016 received from Vampt Canada. Such advances are unsecured, bear no interest and are to be repaid at a minimum of 10% before tax profit of Vampt USA, calculated on an annual basis.

●	Financing Fees (Payments of $49,070) – We paid $49,070 in financing fees with respect to the completion of the renegotiation of the terms of the long term notes payable.

We expect that our total expenses will increase over the next year as we increase our business operations. We anticipate generating revenues of $740,000 over the next year. However, we anticipate that we will require additional capital to fund our expansion plans in order to support the operations and marketing plan for the company. Our plan of operations for the next 12 months is to raise additional equity financing of up to $3,500,000 by issuing shares at a price of approximately $0.50 to $1.00 per share, depending on market conditions. Provided we are able to raise $3,500,000 in equity financing, we plan to allocate the funds approximately as follows: $446,000 to increase our marketing and advertising budget; $1,713,000 on operations and to increase our inventory; $25,000 to invest in acquiring capital assets; and the remaining $1,316,000 for financing costs and general working capital purposes.

There can be no assurance that we will obtain any additional financing, on terms acceptable to us or at all. In the event we are unable to obtain the required financing, our business may fail. An investment in our securities involves significant risks and you could lose your entire investment.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

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

As the end of the quarter covered by this report, we carried out an evaluation, under the supervision of our Chief Financial Officer and with the participation of our Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer believe that our disclosure controls and procedures were not effective as of the end of the period covered by this quarterly report in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles due to the company’s relatively small finance department, although every transaction does require dual approval and sign-off by a senior officer of the company.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during our quarter ended June 30, 2012 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A. Risk Factors

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We completed the following sale of unregistered securities:

●	In January 2012, we issued $29,295 in preferred return convertible certificates that are convertible into common stock at a price of $0.50 per share on demand. The units are redeemable 18 months after issuance at twice the original face value, less previous payments made to the date of redemption. Each convertible debt certificate holder received common share purchase warrants at a rate of one warrant for every $10 of convertible certificates purchased. Each warrant has a 3-year exercise term and is exercisable at $0.50 per share for a total of 3,000 warrants issued by us. These securities were issued to one non-U.S. person pursuant to the exemption in Regulation S of the U.S. Securities Act of 1933. Reliance upon this exemption was based on the fact that the sales of the securities were completed in an “offshore transaction”, as defined in Rule 902(h) of Regulation S. We did not engage in any “directed selling efforts”, as defined in Regulation S, in the United States in connection with the sale of the securities. The investor was not a U.S. person, as defined in Regulation S, and was not acquiring the securities for the account or benefit of a U.S. person.

●	In March 2012, we issued $385,590 convertible debentures bearing interest at a rate of 9% per annum and due on March 1, 2013. The debentures are convertible as to principal and interest at any time at the holder’s election into share units (“Share Units”) (composed of a common share and a half warrant) at a price of $0.75 per Share Unit. The warrant is an eighteen-month warrant (from the debenture issue date) permitting the purchase of another common share at a price of $0.75 per share employing two half warrants, for a total of 192,500 warrants issued by us. These securities were issued to 4 non-U.S. persons pursuant to the exemption in Regulation S of the U.S. Securities Act of 1933. Reliance upon this exemption was based upon the fact that the sales of the securities were completed in an “offshore transaction”, as defined in Rule 902(h) of Regulation S. We did not engage in any “directed selling efforts”, as defined in Regulation S, in the United States in connection with the sale of the securities. The investor was not a U.S. person, as defined in Regulation S, and was not acquiring the securities for the account or benefit of a U.S. person.

●	In June 2012, we issued $330,000 in convertible debentures. The convertible debentures bear interest at a rate of 9% per annum and are due on October 1, 2013 and December 1, 2013. The debentures are convertible as to principal and interest at any time at the holder’s election into common shares in our capital at a price of $0.80 per share. Each debenture holder also received one-half warrant for every $0.80 of debentures subscribed to, for a total of 237,500 warrants issued by us. These securities were issued to 1 U.S. person pursuant to the exemption in Section 4(2) of the U.S. Securities Act and to 2 non-U.S. persons pursuant to the exemption in Regulation S of the U.S. Securities Act of 1933. Reliance upon the exemption in Section 4(2) of the U.S. Securities Act is based upon a certificate provided by the subscriber declaring that the Subscriber meets the definition of an “Accredited Investor” as such term is defined in Regulation D promulgated under the U.S. Securities Act. Furthermore, the offering was not a “public offering” as defined in Section 4(2) due to the number of persons involved in the deal, the size of the offering, the manner of the offering and the number of securities offered. We did not undertake an offering in which we sold a high number of shares to a significant number of investors. The investors negotiated the terms of the transactions directly with our executive officers. No general solicitation was used, no commission or other remuneration was paid in connection with these transactions, and no underwriter participated in the offering. Based on an analysis of the above factors, these transactions were effected in reliance on the exemption from registration provided in Section 4(2) of the Securities Act for transactions not involving any public offering.

●	In July 2012, we issued $100,000 in convertible debentures on the same terms as those issued in June 2012, except that the due date is March 1, 2013. Such convertible debentures were issued to one non-U.S. person in an offshore transaction in reliance upon the exemption in Regulation S of the U.S. Securities Act of 1933. Reliance upon this exemption was based on the fact that the sales of the securities were completed in an “offshore transaction”, as defined in Rule 902(h) of Regulation S. We did not engage in any “directed selling efforts”, as defined in Regulation S, in the United States in connection with the sale of the securities. The investor was not a U.S. person, as defined in Regulation S, and was not acquiring the securities for the account or benefit of a U.S. person.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit
Number	Description

(3)	(i) Articles of Incorporation; and (ii) Bylaws

3.1	Articles of Merger

3.2	Certificate and Designation for Series A Preferred Stock

3.3	Articles of Incorporation

3.4	Bylaws (incorporated by reference from our Registration Statement on Form SB-2 filed on June 15, 2006)

3.5	Certificate of Amendment (incorporated by reference from our Current Report on Form 8-K filed on June 28, 2010)

(14)	Code of Ethics

14.1	Code of Business Conduct and Ethics (incorporated by reference from our Annual Report on Form 10-KSB filed on June 29, 2007).

(31)	Rule 13a-14(a)/15d-14(a) Certifications

31.1	Section 302 CEO Certification under Sarbanes-Oxley Act of 2002

31.2	Section 302 CFO Certification under Sarbanes-Oxley Act of 2002

(32)	Section 1350 Certifications

32.1	Section 906 CEO Certification under Sarbanes-Oxley Act of 2002

32.2	Section 906 CFO Certification under Sarbanes-Oxley Act of 2002

101*	Interactive Data File (Form 10-Q for the quarterly period ended June 30, 2012 furnished in XBRL).

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Furnished herewith. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of any registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VAMPT AMERICA, INC.
(Registrant)

Dated: August 20, 2012	/s/ Ian Toews
Ian Toews
Chief Executive Officer, Secretary, Treasurer and Director

Dated: August 20, 2012	/s/ Darren Battersby
Darren Battersby
Chief Financial Officer
(Principle Accounting Officer)

