Form 10-Q
period 2012-09-30
Vampt America, Inc.
filed 2012-11-19
CIK 1365022

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2012

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number	000-53998

VAMPT AMERICA, INC.
(Exact name of registrant as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
2212 Queen Anne Avenue N., Seattle, WA	98109
(Address of principal executive offices)	(Zip Code)

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

☒ YES       ☐ NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

☒ YES      ☐ NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act

☐ YES      ☒ NO

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

☐ YES      ☐ NO

APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
24,439,830 common shares issued and outstanding as of November 19, 2012.

PART 1 – FINANCIAL INFORMATION

Item 1.              Financial Statements

Our unaudited interim consolidated financial statements for the three and six month periods ended September 30, 2012 form part of this quarterly report. They are stated in United States Dollars and are prepared in accordance with United States generally accepted accounting principles.  Interim results are not necessarily indicative of results for the full fiscal year.

Interim Consolidated Financial Statements

Vampt America, Inc.

For the Nine Months ended September 30, 2012

(Unaudited)

Consolidated Balance Sheets
As at September 30, 2012 and December 31, 2011
(Unaudited)

	September 30, 2012	December 31, 2011
ASSETS

Current
Cash and cash equivalents	$9,726	$13,469
Accounts receivable	55,180	27,774
Inventories, net	151,305	255,674
Prepaid expenses and deposits	85,001	11,300
	301,212	308,217

Deferred financing costs	27,608	-

Total Assets	$328,820	$308,217

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current
Accounts payable and accrued liabilities	$770,126	$529,954
Short term related party debt	128,939
Short term convertible notes payable, net	567,948	34,121
Derivative liability	8,443	-
Due to stockholder	650,356	754,180

Total Current liabilities	2,125,812	1,318,255

Long term convertible notes payable, net	323,157	-
Long term notes payable	508,885	602,158

Total Liabilities	2,957,854	1,920,413

Stockholders’ equity (deficit)
Capital Stock Authorized: 100,000,000 common share, $0.001 par value Issued and outstanding shares: 24,439,830 and 1, respectively September 30, 2012 and December 31, 2011	24,440	-
Series A Preferred Stock Authorized: 200,000,000 preferred shares, $0.001 par value Issued and outstanding shares: 100 and 0, respectively September 30, 2012 and December 31, 2011	-	-
Additional paid in capital	2,159,642	1
Capital stock subscribed, but unissued	-	294,898
Deficit	(4,813,116)	(1,907,095)
Total stockholders’ deficit	(2,629,034)	(1,612,196)

Total Liability and Stockholders’ Deficit	$328,820	$308,217

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Consolidated Statements of Operations
For the periods ending September 30
(Unaudited)

	Three months ended September 30, 2012	Three months ended September 30, 2011	Nine months ended September 30, 2012	Nine months ended September 30, 2011

Revenue	$65,982	$58,095	$131,491	$442,552
Cost of goods sold	96,940	185,454	179,770	543,214
Gross Profit (Loss)	(30,958)	(127,359)	(48,279)	(100,662)

Expenses
Compensation and benefits	302,982	149,069	720,702	360,672
General and administrative	27,702	39,631	77,839	55,611
Product research and development	-	36,225	-	37,565
Professional fees	451,905	31,184	974,284	78,192
Sales and marketing	161,342	301,095	346,616	418,006
Travel	47,892	52,987	134,335	121,365
	991,823	610,191	2,253,776	1,071,411

Other Income (Expense)
Loss on extinguishment of debt	-	-	(457,777)	-
Gain on derivative liability	938	-	2,061	-
Interest expense	(64,369)	(6,226)	(148,250)	(6,226)
Net loss	$(1,086,212)	$(743,776)	$(2,906,021)	$(1,178,299)

Basic and diluted loss per common share	$(0.04)	n/a	$(0.15)	n/a

Weighted average number of common shares outstanding	24,221,680	n/a	18,883,090	n/a

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Consolidated Statements of Stockholders’ Deficit
For the nine months ended September 30, 2012
(Unaudited)

	Preferred Stock		Common Stock		Capital stock subscribed	Additional		Total stockholders’
	Shares	Amount	Shares	Amount	but not issued	paid-in capital	Deficit	equity (deficit)

Balance, December 31, 2011	-	-	1	-	$294,898	$1	$(1,907,095)	$(1,612,196)

Common stock issued for acquisition of Coronado Corp.	-	-	6,718,751	6,719	-	19,398	-	26,117
Common stock issued for cash	-	-	17,387,525	17,387	-	770,573	-	787,960
Preferred stock issued for the acquisition of Coronado Corp.	100	-	-	-	-	-	-	-
Common stock subscribed but not issued	-	-	-	-	(294,898)	-	-	(294,898)
Common stock issued for services	-	-	333,553	334	-	186,456	-	186,790
Debt discount from warrants issued with debt	-	-	-	-	-	12,449	-	12,449
Loss on extinguishment of debt	-	-	-	-	-	457,777	-	457,777
Stock options issued for services	-	-	-	-	-	712,988	-	712,988
Net loss	-	-	-	-	-	-	(2,906,021)	(2,906,021)

Balance, September 30, 2012	100	-	24,439,830	$24,440	-	$2,159,642	$(4,813,116)	$(2,629,034)

The accompanying notes are an integral part of these unaudited consolidated  financial statements.

Consolidated Statements of Cash Flows
For the periods ending September 30
(Unaudited)

	Nine months ended September 30, 2012	Nine months ended September 30, 2011

Operating Activities
Net loss	$(2,906,021)	$(1,178,299)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of deferred financing cost	21,462	-
Gain on derivative liability	(2,061)	-
Stock option expense	712,988	-
Loss on extinguishment of debt	457,777	-
Write-down of excess inventory	14,017	-
Amortization of debt discount	31,157	-
Common stock issued for services	186,790	-
Changes in operating assets and liabilities:
Accounts receivable	(27,406)	3,360
Inventory	90,351	(292,272)
Prepaid expenses and deposits	(73,701)	-
Accounts payable – related party	-	1,366,109
Accounts payable and accrued liabilities	204,567	48,775
Net cash used for operating activities	(1,290,080)	(52,327)

Investing Activities
Cash acquired in Coronado acquisition	47,425	-
Net cash provided by investing activities	47,425	-

Financing Activities
Bank overdraft	-	22,401
Advances from (repayments to) related party	(103,824)	(347,500)
Repayment of notes payable	(77,116)	-
Proceeds from the issuance of debt	848,782	377,426
Proceeds from the issuance of related party debt	195,581	-
Payment on related party debt	(68,503)	-
Payment of financing fees	(49,070)	-
Proceeds from sale of common stock	493,062	-
Net cash provided by financing activities	1,238,912	52,327
Increase (decrease) in cash and cash equivalents	(3,743)	-
Cash and cash equivalents, beginning of period	13,469	-
Cash and cash equivalents, end of period	$9,726	$-

Supplementary cash flow information:
Cash paid on interest	$41,701	$6,226
Non-cash items:
Debt discount on warrants issued with debt	$12,449	$-
Debt discount from derivative liability	$10,504	$-
Reclassification of debt to accrued liabilities	$27,158	$-
Common stock issued for acquisition of Coronado Corp.	$26,117	$-

The accompanying notes are an integral part of these unaudited consolidated  financial statements.

VAMPT AMERICA, INC.
Notes To Interim Consolidated Financial Statements For The Nine Months Ended September 30, 2012 (Unaudited)

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

Reverse Merger Transaction

Effective May 7, 2012, the Company entered into a series of transactions pursuant to which it acquired an operating business Vampt Beverage USA, Corp, (“Vampt”), by completing a statutory merger under the Nevada Revised Statutes (the “Merger”). The Merger was agreed to under a plan of merger and merger agreement dated December 8, 2011 among the Company and Vampt. The Merger was effected by converting all of the issued and outstanding common stock in the capital of Vampt and common share purchase warrants into the equivalent securities in the Company at a ratio of three-quarters of a Company security for every 1 Vampt security issued and at a price of less than $0.50 per share, and at a ratio of 1 the Company security for every 1 Vampt security issued at a price of $0.50 or more, and outstanding as of the effective time of the Merger. A total of 10,568,751 Company common shares and Company warrants to purchase up to an additional 476,250 Company common shares at a price of $0.75 per share until October 15, 2014 were issued, representing 60.4% of the total common shares of Vampt on a fully diluted basis taking into account the additional subscriptions received by Vampt, but not issued out of treasury as at September 30, 2012. The warrants issued by the Company are subject to adjustment upon certain events, such as stock splits, combinations, dividends, distributions, reclassifications, mergers or other corporate changes.  As a result of the Merger, Vampt became a controlled majority-owned subsidiary of the Company. Vampt has one wholly-owned subsidiary, Vampt Brewing Company Limited.

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

VAMPT AMERICA, INC.

Notes To Interim Consolidated Financial Statements For The Nine Months Ended September 30, 2012 (Unaudited)

2.        GOING CONCERN

Management has prepared these financial statements assuming the Company will continue as a going concern, which assumes that the Company will continue its operations for the foreseeable future and realize its assets and discharge its liabilities in the normal course of business.  At September 30, 2012, the Company had a working capital deficit of $1,824,600, which casts substantial doubt about the ability of the Company to continue as a going concern.

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

Loss per Share — Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if potential common shares had been issued and if the additional common shares were dilutive. Basic and diluted earnings per share for the period ended September 30, 2012 are the same as any incremental common stock equivalent would be anti-dilutive.

Recent Accounting Pronouncements — We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

Deferred Financing Costs — Costs incurred to obtain long-term financing are amortized over the terms of the respective debt agreements using the interest method. In addition, deferred financing costs associated with convertible notes are expensed immediately, upon the conversion of portions of such notes into Common Stock. Amortization of deferred financing costs included in interest expense was $21,462 and $0 in the nine months ended September 30, 2012 and 2011.

VAMPT AMERICA, INC.

Notes To Interim Consolidated Financial Statements For The Nine Months Ended September 30, 2012 (Unaudited)

4.        NOTES PAYABLE

On April 11, 2012, the Company negotiated a Loan Transfer, Guarantee and Warrant Agreement (the “Loan Agreement”) which amended and modified the terms of the original agreement entered in August 11, 2011. The following terms were amended:

●	Vampt has replaced Vampt Beverage Corp. (“Vampt Canada”) as co-debtor with Vampt Brewing
●	The term of the loan will be extended to March 31, 2014
●	The facility will be reduced to $1,200,000
●
Any warrants of Vampt Canada previously earned by the lenders shall now receive 1,200,000 warrants of the Company exercisable at $0.75 with an expiration date of March 31, 2014 and 750,000 warrants exercisable at $0.17, with an expiration date of March 31, 2014

The Company evaluated the amended and modified terms under Accounting Standards Codification (“ASC”) 470-60 “Troubled Debt Restructurings”. Because the lenders did not grant a concession on this outstanding loan, the transaction was not accounted for as troubled debt restructuring. Consequently, the Company evaluated these transactions under ASC 470-50 “Debtor’s Accounting for a Modification or Exchange of Debt Instruments” to determine if the modification was substantial. Because the change in the present value of the future cash flows between the original debt and the amended debt was greater than 10%, the debt modification was determined to be substantial and accordingly the debt was extinguished. As a result, the Company recorded the incremental fair value of the warrants granted in the transaction of $457,777 as a loss on debt extinguishment during the six months ended June 30, 2012. As of September 30, 2012, the Company owed $508,885 under the amended note.

The Company paid legal fees of $34,040 to facilitate this transaction. The amount has been capitalized as a deferred financing cost and $8,498 has been amortized into interest expense as of September 30, 2012.

During the nine months ended September 30, 2012, the Company received advances of $195,581 from a related party that bear interest at 12%, are unsecured and due on demand.  $68,503 was repaid on these advances during the same period.

5.        CONVERTIBLE DEBT

In January 2012, the Company issued $29,295 of preferred return convertible certificates that are convertible into common stock at $0.50 on demand.  The units are redeemable 18 months after issuance at twice the original face value, less previous payments made to the date of redemption.  Each certificate holder received common share purchase warrants at a rate of one warrant for every $10 of convertible certificates purchased.  Each warrant issued has a 3-year term and is exercisable at $0.50.  The conversion option embedded in the certificate and the warrants both contain reset provisions that allow for a reduction in the conversion price or exercise price based on a future issuance of debt or warrants.   The Company determined that these provisions that protect holders from declines in the Company’s stock price or otherwise could result in modification of the exercise price and/or shares to be issued under the respective warrant based on a variable that is not an input to the fair value of a “fixed-for-fixed” option as defined under ASC 815 – 40 – 15 result in these instruments not being indexed to the Company’s own stock. On the issuance date of the instruments, the fair value of these instruments was determined to be approximately $10,504, which was recorded as a derivative liability.

As a result of the redemption provision, conversion option and warrants described above, a total discount of $39,799 was recognized, of which $14,390 has been amortized during the nine months ended September 30, 2012.

VAMPT AMERICA, INC.

Notes To Interim Consolidated Financial Statements For The Nine Months Ended September 30, 2012 (Unaudited)

5.        CONVERTIBLE DEBT (continued)

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

In July 2012, the Company received $9,867 as convertible debentures (the “Debentures”) bearing 9% interest per annum due October 1, 2013. The Debentures are convertible as to principal and interest at any time at the holder’s election into units consisting of one share of common stock of the Company and one half warrant at a price of $0.80 per unit.  Each one half warrant allows the holder to purchase a common share of the Company at a price of $1.00 per each two half warrants. The warrants expire December 14, 2014. The Company received $48,660 as convertible debentures (the “Debentures”) bearing 9% interest per annum due October 1, 2013. The Debentures are convertible as to principal and interest at any time at the holder’s election into common stock of the Company at a price of $0.80 per share.  Each debenture holder received a warrant representing one half warrant for every $0.80 of debenture subscribed to and allows the holder to purchase a common share of the Company at a price of $1.00 per each two half warrants. The warrants expire January 1, 2014.

In July 2012, the Company received $50,370 as a convertible debenture (the “Debenture”) bearing 9% interest per annum due February 28, 2013. The Debenture is convertible as to principal and interest at any time at the holder’s election into share units (“Share Units”) (composed of a common share and a half warrant) at a price of $0.75 per Share Unit. The warrant is an eighteen-month warrant (from the debenture issue date) permitting the purchase of another common share at a price of $0.75 per share employing two half warrants.

The Company evaluated the embedded conversion features within the convertible debt under ASC 815 “Derivatives and Hedging” and determined the embedded conversion feature should be classified in equity.  Additionally, the instruments were evaluated under ASC 470-20 “Debt with Conversion and Other Options” for consideration of any beneficial conversion features.  The Company determined the instruments had no intrinsic value and therefore no discount was recorded for a beneficial conversion feature.

The Company recognized a debt discount of $12,449 for the relative fair value of the warrants granted in the transaction.

6.        DERIVATIVE LIABILITIES

As described in Note 5, the Company has issued a convertible preferred certificate and warrants with certain reset provisions. The Company accounted for these reset provisions in accordance with ASC 815-40, which requires that the Company bifurcate the embedded conversion option as liability at the grant date and to record changes in fair value relating to the conversion option liability and warrants in the statement of operations as of each subsequent balance sheet date.   The initial value of these liabilities was $10,504.  They were re-measured at September 30, 2012 and a gain of $2,061 was recognized for the nine months ended September 30, 2012.

VAMPT AMERICA, INC.

Notes To Interim Consolidated Financial Statements For The Nine Months Ended September 30, 2012 (Unaudited)

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

The following is a reconciliation of the conversion option liability and detachable warrant liability for which Level 3 inputs were used in determining fair value:

Beginning balance January 1, 2012	$0

Initial recognition of debt derivative from issuance of January 3, 2012, $29,295 convertible note and warrants	10,504
Mark to market of debt derivative	(2,061)
Derivative as of September 30, 2012	$8,443

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

Dividend yield: 0%

Expected volatility of 55.42% to 63.71%

Risk free rate: 0.21% to 0.27%

Expected term: 1.0 to 1.5 years.

VAMPT AMERICA, INC.

Notes To Interim Consolidated Financial Statements For The Nine Months Ended September 30, 2012 (Unaudited)

8.        CAPITAL STOCK

During the nine months ended September 30, 2012, the Company issued 333,553 common shares to certain members of management as a form of compensation to satisfy the services they are performing for the Company. The Company determined the fair value of these shares to be $186,790 based on sales of common shares to third parties during the same period and recorded this as stock based compensation during the nine months ended September 30, 2012.

During the nine months ended September 30, 2012, the Company issued 17,387,525 shares for cash at prices ranging from $0.0001 to $0.75 per share for total proceeds of $493,062.

On April 30, 2012, the Company engaged a consultant for the purpose of providing advisory services regarding marketing and strategic issues to and on behalf of the Company, on a non-exclusive, non-full time basis. As compensation for those services, the consultant will receive 3,500,000 stock options (the “Options”) of Vampt. The Options are exercisable at $0.50 per share and expire April 30, 2019. The Options vest as follows:

●	40% of the Options will vest and become exercisable 90 days from the date of the agreement;
●	An additional 20% of the Options will vest on the first anniversary of the agreement;
●	An additional 20% of the Options will vest on the second anniversary of the agreement;
•	The final 20% of the Options will vest on the third anniversary of the agreement.

VAMPT AMERICA, INC.

Notes To Interim Consolidated Financial Statements For The Nine Months Ended September 30, 2012 (Unaudited)

8.        CAPITAL STOCK (continued)

The options were valued using the Black-Scholes-pricing model. Significant assumptions used in the valuation include the following:

Expected term: 6.8 years

Expected volatility: 63.55%

Risk free interest rate: 1.11%

Expected dividend yield 0%

The grant date fair value of the options were determined to be $1,237,966. During the nine month period ended September 30, 2012, stock compensation expense related to the options totaled $685,460.

On July 17, 2012, the Company engaged a consultant for the purpose of providing advisory services regarding strategic marketing and other matters of the implementation, execution and economics of strategic marketing. As compensation for those services, the consultant will receive 250,000 stock options (the “Options”) of Vampt. The Options are exercisable at $0.50 per share and vest quarterly as to 31,250 Options vesting July 6, 2012 and the balance vesting equally per quarter commencing October 1, 2012. In addition, the consultant is entitled to 12 equal monthly cash payments of $4,000 per month, commencing June 1, 2012, in arrears.

VAMPT AMERICA, INC.

Notes To Interim Consolidated Financial Statements For The Nine Months Ended September 30, 2012 (Unaudited)

8.        CAPITAL STOCK (continued)

The options were valued using the Black-Scholes-pricing model. Significant assumptions used in the valuation include the following:

Expected term: 3.0 years

Expected volatility: 61.98%

Risk free interest rate: 0.37%

Expected dividend yield 0%

The grant date fair value of the options were determined to be $62,413. During the period ended September 30, 2012, stock compensation expense related to the options totaled $27,528.

9.        RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2012, the Company repaid a net of $103,823 to Vampt Canada, a stockholder. The remaining amount due of $650,356 is unsecured, bears no interest and is repayable based on the terms and conditions agreed to in the Technology Transfer Agreement, as described in the December 31, 2011 audited financial statements as contained in the Company’s previously filed Form 8-K.

During the nine months ended September 30, 2012, the Company received advances of $195,581 from a related party that bear interest at 12%, are unsecured and due on demand.  $68,503 was repaid on these advances during the same period.

During the nine months ended September 30, 2012, the Company sold 8,267,500 shares for cash at $.0001/share to related parties.

During the nine months ended September 30, 2012, the Company issued 178,508 shares for services to related parties valued at $99,964.

During the nine months ended September 30, 2012, the Company paid $19,697 of finder’s fees related to equity or debt financing to related parties.

10.      SUBSEQUENT EVENTS

Subsequent to September 30, 2012, the Company received an advance of $20,000 from a related party with the same terms and conditions as described in Note 4.

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

As used in this current report and unless otherwise indicated, the terms “we”, “us”, “our” and “our company” mean Vampt America, Inc. and its subsidiary, Vampt Beverage USA Corp., a Nevada corporation, unless otherwise indicated.

General Overview

We were incorporated in the State of Nevada on January 9, 2006 under the name “Coronado Corp.”.  On June 14, 2012, we filed Articles of Merger with the Nevada Secretary of State to give effect to a name change from “Coronado Corp.” to “Vampt America, Inc.” following completion of a merger and acquisition of an operating business as further described below.  The name change became effective, in accordance with approval from the Financial Industry Regulatory Authority, with the Over-the-Counter Bulletin Board at the opening of trading on June 19, 2012 under the ticker symbol “VMPT”.  Our new CUSIP number is 92049P 104.

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

On May 7, 2012, we entered into a series of transactions pursuant to which to which we acquired an operating business by completing a merger of our wholly-owned subsidiary, VB Acquisition Corp. and Vampt Beverage USA Corp. (“Vampt USA”), a Nevada corporation, in accordance with the Nevada Revised Statutes. The merger was agreed to in a previously announced merger agreement entered into on December 8, 2011 by our company, Vampt USA and VB Acquisition, and was completed by converting 60.4% of the issued and outstanding common stock in the capital of Vampt USA and common share purchase warrants into the equivalent securities of our company at a ratio of three-quarters of our company’s security for every 1 Vampt USA security issued at a price of less than $0.50 per share, and at a ratio of 1 our company’s security for every 1 Vampt USA security issued at a price of $0.50 or more, and outstanding as of the effective time of the merger, for a total issuance of 10,568,751 of our company’s shares and our company’s warrants to purchase up to an additional 476,250 of our company’s shares at a price of $0.75 per share until October 15, 2014, subject to adjustment upon certain events, such as stock splits, combinations, dividends, distributions, reclassifications, mergers or other corporate changes. As a result of the merger, Vampt USA has become a controlled majority-owned subsidiary of our company. Vampt USA has one wholly-owned subsidiary, Vampt Brewing Company Limited.

Prior to completing the merger, our company was exploring other opportunities to acquire an operating business, primarily in the resource industry.

On January 1, 2012 our wholly owned subsidiary, Vampt Beverage USA Corporation entered into a brewing agreement with Associated Brewing Company for the provision of services.  Associated Brewing has been engaged by Vampt Beverage USA Corporation to oversee all phases of production of the Vampt flavored malt beverage product, including procuring raw material, bottling and packaging, delivery, production planning and management, distribution, sampling and quality control, test marketing, product pricing and implementation of regional product roll-outs. Associated Brewing also holds a license to produce alcoholic beverages in the United States.  The term of this agreement is two years and it will renew automatically for successive one-year periods unless either party gives the other party 60 days prior notice of intention not to renew.

Employees

We currently have 1 employee, including our officers and directors, and 11 contractors. We have contracted production of the Vampt product to a third party multi-national production service provider for start-up beverage companies and as such we employ a limited number of full-time staff.

Results of Operations – Three Months Ended September 30, 2012 and Three Months Ended September 30, 2011

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended September 30, 2012, which are included herein.

Our operating results for the three months ended September 30, 2012 and September 30, 2011 and the changes between those periods for the respective items are summarized as follows:

	Three Months Ended September 30,	Three Months Ended September 30	Change between Three Month Period Ended September 30, 2011 and September 30,
	2012	2011	2012
Revenue	$65,982	$58,095	$7,887
Cost of goods sold	96,940	185,454	(88,514)
Expenses
Compensation and benefits	302,982	149,069	153,913
General and administrative	27,702	39,631	(11,929)
Product research and development	Nil	36,225	(36,225)
Professional fees	451,905	31,184	420,721
Sales, marketing and travel	209,234	354,082	(144,848)
Loss on extinguishment of debt	Nil	Nil	Nil
Gain on derivative liability	(938)	Nil	(938)
Interest expense	64,369	6,226	58,143
Net loss	$(1,086,212)	$(743,776)	$342,436

Our deficit increased to $4,813,116 as of September 30, 2012, and we sustained a net loss of $1,086,212 as compared to a net loss of $743,776 for the three months ended September 30, 2011. Our losses have increased primarily as a result of expenses relating to stock option expense of $301,501 and common stock issued for services of $85,143. In the prior period, revenues were associated with the initial launch of our product in the Western United States. Initial orders to supply the distribution chain are usually large and then are followed up with smaller orders as inventories deplete. In the current period we launched to some new markets in the Eastern United Statements, however on a smaller scale than the prior period and thus our comparative revenue figures are slightly lower.

Our compensation and benefits also increased to $302,982 for the three months ended September 30, 2012 compared to $149,069 for the three months ended September 30, 2011 as a result of our acquisition of Vampt USA and retention of its management team following completion of the merger. We also incurred professional fees of $451,905 for the three months ended September 30, 2012 as compared to $31,184 for the same period in 2011. The increase in professional fees is primarily attributable to the stock based compensation provided to marketing consultants and due to legal, accounting and audit fees in connection with the merger.

Our total liabilities as of September 30, 2012 were $2,957,854 as compared to total liabilities of $1,920,413 as of December 31, 2011. The increase was due to increases in accounts payable and accrued liabilities of $240,172, short term related party debt of 128,939, short term convertible notes payable of $533,827, derivative liability of $8,443, and long term convertible notes payable of $323,157.  These increases were offset by a $103, 824 decrease in amounts due to stockholder.

Results of Operations – Nine Months Ended September 30, 2012 and Nine Months Ended September 30, 2011

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended September 30, 2012, which are included herein.

Our operating results for the nine months ended September 30, 2012 and September 30, 2011 and the changes between those periods for the respective items are summarized as follows:

	Nine Months Ended September 30,	Nine Months Ended September 30	Change between Three Month Period Ended September 30, 2011 and September 30,
	2012	2011	2012
Revenue	$131,491	$442,552	$(311,061)
Cost of goods sold	179,770	543,214	(363,444)
Expenses
Compensation and benefits	720,702	360,672	360,030
General and administrative	77,839	55,611	22,228
Product research and development	Nil	37,565	(37,565)
Professional fees	974,284	78,192	896,092
Sales, marketing and travel	480,951	539,371	(58,420)
Loss on extinguishment of debt	457,777	Nil	457,777
Gain on derivative liability	(2,061)	Nil	(2,061)
Interest expense	148,250	6,226	142,024
Net loss	$(2,906,021)	$(1,178,299)	$1,727,722

We sustained a net loss of $2,906,021 for the nine months ended September 30, 2012, as compared to a net loss of $1,178,229 for the same period in 2011. Our losses have increased primarily as a result of expenses relating to stock option expense of $712,988, losses on extinguishment of debt of $457,777 and common stock issued for services of $186,790. As previously stated, in the prior period, revenues were associated with the initial launch of our product in the Western United States. Initial orders to supply the distribution chain are usually large and then are followed up with smaller orders as inventories deplete. In the current period we launched to some new markets in the Eastern United Statements, however on a much smaller scale than the prior period and thus our comparative revenue figures are significantly lower.

Our compensation and benefits also increased to $720,702 for the nine months ended September 30, 2012 compared to $360,672 for the nine months ended September 30, 2012 as a result of our acquisition of Vampt USA, and retention of its management team following completion of the merger. We also incurred professional fees of $974,284 for the nine months ended September 30, 2012 as compared to $78,192 for the same period in 2011. The increase in professional fees is primarily attributable to the stock based compensation provided to marketing consultants and due to legal, accounting and audit fees in connection with the merger.

Liquidity and Financial Condition

As of September 30, 2012, we had cash and cash equivalents of $9,726, as compared to $13,469 as of December 31, 2011. Our inventories as provided on our balance sheet totaled $151,305 as of September 30, 2012, compared to $255,674 as of December 31, 2011.

Working Capital

	September 30, 2012	December 31, 2011
Current assets	$301,212	308,217
Current liabilities	2,125,812	1,318,255
Working capital deficiency	$(1,824,600)	(1,010,038)

Cash Flows

	September 30, 2012	September 30, 2011
Cash flows used in operating activities	$(1,290,080)	(52,327)
Cash flows provided by investing activities	47,425	Nil
Cash flows provided by financing activities	1,238,912	52,327
Net increase (decrease) in cash during period	$(3,743)	Nil

Operating Activities

We used net cash for operating activities of $1,290,080 during the nine months ended September 30, 2012 compared to $52,327 used during the nine months ended September 30, 2011. The increase in use of cash in operating activities of $1,237,735 is attributable to our acquisition of the operating business of Vampt USA through a merger that was completed on May 7, 2012. Vampt USA hired senior management to run the operations where in the prior period, only the sales team was employed by the company. Vampt USA is our controlled majority-owned subsidiary in which we hold a 60.4% ownership interest.

Investing Activities

We generated net cash from investing activities of $47,425 during the nine months ended September 30, 2012, all attributable to cash acquired in our acquisition of Vampt USA. No cash flows were generated from investing activities during the nine months ended September 30, 2011.

Financing Activities

We generated net cash from financing activities of $1,238,912 during the nine months ended September 30, 2012. This consisted of $848,782 from the issuance of convertible debt, $195,581 from the issuance of related party debt and $493,062 from the issuance of common shares, which was offset by $103,824 in repayments to a related party, $77,116 in repayments of notes payable, $68,503 in repayments of related party debt and $49,070 in payment of financing fees.

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

Description	Estimated expenses ($)
Marketing and advertising	446,000
Management and operating costs	1,713,000
Capital asset purchases	25,000
Financing costs and general working capital	1,316,000
Total	3,500,000

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

Critical Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of our company and its wholly-owned subsidiaries, Vampt and Vampt Brewing Company Limited (“Vampt Brewing”).  All significant intercompany accounts and transactions between our company and its subsidiaries have been eliminated in consolidation.

Loss per Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if potential common shares had been issued and if the additional common shares were dilutive. Basic and diluted earnings per share for the period ended September 30, 2012 are the same as any incremental common stock equivalent would be anti-dilutive.

Recent Accounting Pronouncements

We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

Deferred Financing Costs

Costs incurred to obtain long-term financing are amortized over the terms of the respective debt agreements using the interest method. In addition, deferred financing costs associated with convertible notes are expensed immediately, upon the conversion of portions of such notes into Common Stock. Amortization of deferred financing costs included in interest expense was $21,462 and $0 in the nine months ended September 30, 2012 and 2011.

Going Concern

Management has prepared these financial statements assuming our company will continue as a going concern, which assumes that our company will continue its operations for the foreseeable future and realize its assets and discharge its liabilities in the normal course of business.  At September 30, 2012, our company had a working capital deficit of $1,824,600, which casts substantial doubt about the ability of our company to continue as a going concern.

Our company’s ability to continue as a going concern is dependent on management’s ability to successfully implement the business plans, including accessing future funding until it has profitable operations. If our company is not able to develop a market for its alcoholic beverages, or if the going concern is otherwise not appropriate in future periods, adjustments to the amounts recorded for, and classification of, assets and liabilities may be necessary.

Continued operations of our company are dependent on our company’s ability to obtain additional financing and to receive continued financial support from its creditors and stockholders and to generate future positive earnings and cash flows from operations.  Management plans to obtain additional financing by way of the issuance of common shares and issuance of promissory notes and other debt instruments.  However, there can be no assurance that the financing will be available as necessary, or if the financing is available, that it will be on terms acceptable to our company.  The outcome of these matters cannot be determined at this time.

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

Item 3.          Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company”, we are not required to provide the information required by this Item

Item 4.          Controls and Procedures.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer (our principal executive officer) and our chief financial officer (our principal financial officer and principal accounting officer) to allow for timely decisions regarding required disclosure.

As of the end of our quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer (our principal executive officer) and our chief financial officer (our principal financial officer and principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our chief executive officer (our principal executive officer) and our chief financial officer (our principal financial officer and principal accounting officer) concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting

During the period covered by this report there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.          Unregistered Sales of Equity Securities and Use of Proceeds

●
In July 2012, the Company received $9,867 as convertible debentures (the “Debentures”) bearing 9% interest per annum due October 1, 2013. The Debentures are convertible as to principal and interest at any time at the holder’s election into units consisting of one share of common stock of the Company and one half warrant at a price of $0.80 per unit.  Each one half warrant allows the holder to purchase a common share of the Company at a price of $1.00 per each two half warrants. The warrants expire December 14, 2014.

●
The Company received $48,660 as convertible debentures (the “Debentures”) bearing 9% interest per annum due October 1, 2013. The Debentures are convertible as to principal and interest at any time at the holder’s election into common stock of the Company at a price of $0.80 per share.  Each debenture holder received a warrant representing one half warrant for every $0.80 of debenture subscribed to and allows the holder to purchase a common share of the Company at a price of $1.00 per each two half warrants. The warrants expire January 1, 2014.

●
In July 2012, the Company received $50,370 as a convertible debenture (the “Debenture”) bearing 9% interest per annum due February 28, 2013. The Debenture is convertible as to principal and interest at any time at the holder’s election into share units (“Share Units”) (composed of a common share and a half warrant) at a price of $0.75 per Share Unit. The warrant is an eighteen-month warrant (from the debenture issue date) permitting the purchase of another common share at a price of $0.75 per share employing two half warrants.

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

Item 3.          Defaults Upon Senior Securities

None.

Item 4.          Mine Safety Disclosures

Not applicable.

Item 5.          Other Information

None.

Item 6.          Exhibits

Exhibit Number	Description
(2)	Plan of acquisition, reorganization, arrangement, liquidation or succession
2.1	Agreement and Plan of Merger dated December 8, 2011, among Vampt, Coronado, and VB Acquisition Corp. (Incorporated by reference to our Current Report on Form 8-K filed on September 4, 2012)
(3)	Articles of Incorporation; Bylaws
3.1	Articles of Incorporation (incorporated by reference to our Registration Statement on Form SB-2, filed on June 15, 2006)
3.2	By-laws (incorporated by reference to our Registration Statement on Form SB-2, filed on June 15, 2006)
3.3	Certificate of Amendment dated June 25, 2010 (Incorporated by reference to our Current Report on Form 8-K filed on June 28, 2010)
3.4	Certificate of Designation for Series A Preferred Stock dated May 7, 2012 (incorporated by reference to our Quarterly Report on Form 10-Q filed on August 21, 2012)
3.5	Articles of Incorporation (incorporated by reference to our Quarterly Report on Form 10-Q filed on August 21, 2012)
3.6	Articles of Merger dated June 14, 2012 (incorporated by reference to our Quarterly Report on Form 10-Q filed on August 21, 2012)
(10)	Material Contacts
10.1	Form of Warrant Certificate (incorporated by reference to our Current Report on Form 8-K filed on May11, 2012)
10.2	Form of Letter of Transmittal and Pooling Agreement dated May 7, 2012 (incorporated by reference to our Current Report on Form 8-K filed on May11, 2012)
10.3	Management Agreement with Ian Toews dated March 1, 2012 (Incorporated by reference to our Current Report on Form 8-K filed on September 4, 2012)
10.4	Management Agreement with Richard Ikebuchi dated March 1, 2012 (Incorporated by reference to our Current Report on Form 8-K filed on September 4, 2012)
10.5	Management Agreement with Darren Battersby dated March 1, 2012 (Incorporated by reference to our Current Report on Form 8-K filed on September 4, 2012)
10.6	Management Agreement with Jaime Guisto dated March 1, 2012 (Incorporated by reference to our Current Report on Form 8-K filed on September 4, 2012)
10.7	Trademark Assignment Agreement with Vampt Beverage Corp. dated April 11, 2012 (Incorporated by reference to our Current Report on Form 8-K filed on September 4, 2012)
10.8	Undertaking by Vampt Beverage USA, Corp. dated April 11, 2012 (Incorporated by reference to our Current Report on Form 8-K filed on September 4, 2012)
10.9	Loan Transfer, Guarantee and Warrant Agreement dated April 11, 2012 (Incorporated by reference to our Current Report on Form 8-K filed on September 4, 2012)
10.10	Security Agreement of Vampt Brewing Company Limited dated April 11, 2012 (Incorporated by reference to our Current Report on Form 8-K filed on September 4, 2012)
10.11	Pledge and Security Agreement of Vampt Beverage USA, Corp. dated April 11, 2012 (Incorporated by reference to our Current Report on Form 8-K filed on September 4, 2012)
10.12	Agency and Interlender Agreement dated April 11, 2012 (Incorporated by reference to our Current Report on Form 8-K filed on September 4, 2012)
10.13	Barter and Marketing Services Agreement between Vampt and VamptX Corp. dated March 14, 2012 (Incorporated by reference to our Current Report on Form 8-K filed on September 4, 2012)

Exhibit Number	Description
10.14	Brewing Agreement with Associated Brewing Company, Inc. dated January 1, 2012 (Incorporated by reference to our Current Report on Form 8-K filed on September 4, 2012)
10.15	Technology Transfer Agreement with Vampt Beverage Corp. dated November 25, 2011 (Incorporated by reference to our Current Report on Form 8-K filed on September 4, 2012)
10.16	Amendment to Technology Transfer Agreement with Vampt Beverage Corp. dated December 31, 2011 (Incorporated by reference to our Current Report on Form 8-K filed on September 4, 2012)
(14)	Code of Ethics
14.1	Coronado Corp. (incorporated by reference to our Annual Report on Form KSB filed on June 29, 2007)
(21)	Subsidiaries of the registrant
21.1	Vampt Beverage USA Corp., a Nevada corporation
(31)	Rule 13a-14(a)/15d-14(a) Certification
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of the Chief Executive Officer (Principal Executive Officer)
31.2*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of the Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
(32)	Section 1350 Certifications
32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of the Chief Executive Officer (Principal Executive Officer)
32.2*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of the Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
101**	Interactive Data Files
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase

*	Filed herewith.

**	XBRL will be filed by amendment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VAMPT AMERICA, INC.
(Registrant)

Dated: November 19, 2012	/s/ Ian Toews
Ian Toews
Chief Executive Officer, Secretary, Treasurer and Director

Dated: November 19, 2012	/s/ Darren Battersby
Darren Battersby
Chief Financial Officer
(Principle Accounting Officer)