Form 10-Q/A
period 2012-09-30
Vampt America, Inc.
filed 2012-11-21
CIK 1365022

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Amendment No. 1 to
Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ___________

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
24,439,830 common shares issued and outstanding as of November 21, 2012.

Explanatory Note

Vampt America, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (the “Amendment”) to the Company’s quarterly report on Form 10-Q for the period ended September 30, 2012 (the “Form 10-Q”), filed with the Securities and Exchange Commission on November 19, 2012 (the “Original Filing Date”), solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 consists of the following materials from the Company’s Form 10-Q, formatted in XBRL (eXtensible Business Reporting Language):

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.DEF	XBRL Taxonomy Definition Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase

No other changes have been made to the Form 10-Q. This Amendment speaks as of the Original Filing Date, does not reflect events that may have occurred subsequent to the Original Filing Date, and does not modify or update in any way disclosures made in the Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files attached as Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Item 6.          Exhibits

Exhibit Number	Description
(2)	Plan of acquisition, reorganization, arrangement, liquidation or succession
2.1	Agreement and Plan of Merger dated December 8, 2011, among Vampt, Coronado, and VB Acquisition Corp. (Incorporated by reference to our Current Report on Form 8-K filed on September 4, 2012)
(3)	Articles of Incorporation; Bylaws
3.1	Articles of Incorporation (incorporated by reference to our Registration Statement on Form SB-2, filed on June 15, 2006)
3.2	By-laws (incorporated by reference to our Registration Statement on Form SB-2, filed on June 15, 2006)
3.3	Certificate of Amendment dated June 25, 2010 (Incorporated by reference to our Current Report on Form 8-K filed on June 28, 2010)
3.4	Certificate of Designation for Series A Preferred Stock dated May 7, 2012 (incorporated by reference to our Quarterly Report on Form 10-Q filed on August 21, 2012)
3.5	Articles of Incorporation (incorporated by reference to our Quarterly Report on Form 10-Q filed on August 21, 2012)
3.6	Articles of Merger dated June 14, 2012 (incorporated by reference to our Quarterly Report on Form 10-Q filed on August 21, 2012)
(10)	Material Contacts
10.1	Form of Warrant Certificate (incorporated by reference to our Current Report on Form 8-K filed on May11, 2012)
10.2	Form of Letter of Transmittal and Pooling Agreement dated May 7, 2012 (incorporated by reference to our Current Report on Form 8-K filed on May11, 2012)
10.3	Management Agreement with Ian Toews dated March 1, 2012 (Incorporated by reference to our Current Report on Form 8-K filed on September 4, 2012)
10.4	Management Agreement with Richard Ikebuchi dated March 1, 2012 (Incorporated by reference to our Current Report on Form 8-K filed on September 4, 2012)
10.5	Management Agreement with Darren Battersby dated March 1, 2012 (Incorporated by reference to our Current Report on Form 8-K filed on September 4, 2012)
10.6	Management Agreement with Jaime Guisto dated March 1, 2012 (Incorporated by reference to our Current Report on Form 8-K filed on September 4, 2012)
10.7	Trademark Assignment Agreement with Vampt Beverage Corp. dated April 11, 2012 (Incorporated by reference to our Current Report on Form 8-K filed on September 4, 2012)
10.8	Undertaking by Vampt Beverage USA, Corp. dated April 11, 2012 (Incorporated by reference to our Current Report on Form 8-K filed on September 4, 2012)
10.9	Loan Transfer, Guarantee and Warrant Agreement dated April 11, 2012 (Incorporated by reference to our Current Report on Form 8-K filed on September 4, 2012)
10.10	Security Agreement of Vampt Brewing Company Limited dated April 11, 2012 (Incorporated by reference to our Current Report on Form 8-K filed on September 4, 2012)
10.11	Pledge and Security Agreement of Vampt Beverage USA, Corp. dated April 11, 2012 (Incorporated by reference to our Current Report on Form 8-K filed on September 4, 2012)
10.12	Agency and Interlender Agreement dated April 11, 2012 (Incorporated by reference to our Current Report on Form 8-K filed on September 4, 2012)
10.13	Barter and Marketing Services Agreement between Vampt and VamptX Corp. dated March 14, 2012 (Incorporated by reference to our Current Report on Form 8-K filed on September 4, 2012)
10.14	Brewing Agreement with Associated Brewing Company, Inc. dated January 1, 2012 (Incorporated by reference to our Current Report on Form 8-K filed on September 4, 2012)
10.15	Technology Transfer Agreement with Vampt Beverage Corp. dated November 25, 2011 (Incorporated by reference to our Current Report on Form 8-K filed on September 4, 2012)
10.16	Amendment to Technology Transfer Agreement with Vampt Beverage Corp. dated December 31, 2011 (Incorporated by reference to our Current Report on Form 8-K filed on September 4, 2012)
(14)	Code of Ethics
14.1	Coronado Corp. (incorporated by reference to our Annual Report on Form KSB filed on June 29, 2007)
(31)	Rule 13a-14(a)/15d-14(a) Certification
31.1	Section 302 Certification under Sarbanes-Oxley Act of 2002 of the Chief Executive Officer (Principal Executive Officer)*
31.2	Section 302 Certification under Sarbanes-Oxley Act of 2002 of the Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)*
(32)	Section 1350 Certifications
32.1	Section 906 Certification under Sarbanes-Oxley Act of 2002 of the Chief Executive Officer (Principal Executive Officer)*
32.2	Section 906 Certification under Sarbanes-Oxley Act of 2002 of the Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)*
101	Interactive Data Files
101.INS	XBRL Instance Document **
101.SCH	XBRL Taxonomy Extension Schema**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase**
101.DEF	XBRL Taxonomy Extension Definition Linkbase**
101.LAB	XBRL Taxonomy Extension Label Linkbase**
101.PRE	XBRL Taxonomy Presentation Linkbase**

* Filed herewith
** Furnished herewith. XBRL (eXtensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VAMPT AMERICA, INC.
(Registrant)

Dated: November 21, 2012	/s/ Ian Toews
Ian Toews
Chief Executive Officer, Secretary, Treasurer and Director

Dated: November 21, 2012	/s/ Darren Battersby
Darren Battersby
Chief Financial Officer
(Principle Accounting Officer)